Form 10-Q
period 1995-03-31
PACIFIC INTERNATIONAL SERVICES CORP
filed 1995-05-15
CIK 727066

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    March 31, 1995
                                 --------------------------------------------

Commission file number            0-11404
                                 --------------------------------------------


                       PACIFIC INTERNATIONAL SERVICES CORP.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            California                                 95-2877371
            ----------                                 ----------
  (State or other jurisdiction of                   (I.R.S. employer
  incorporation or organization)                   identification no.)

1600 Kapiolani Blvd., Suite 825, Honolulu, Hawaii
- - - - -------------------------------------------------
     (Address of principal executive office)

Registrant's telephone number, including area code (808) 926-4242
                                                    -------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes   X        No
                                                -----         -----

Indicate the number of shares outstanding for each of the issuer's classes of common stock, as of the latest practicable date.

          Class                      Shares outstanding at May 11, 1995
         -------                     ----------------------------------
      Common Stock                                8,079,800

                      PACIFIC INTERNATIONAL SERVICES CORP.

                                     INDEX


                                                                                          PAGE
                                                                                          ----
PART I.          FINANCIAL INFORMATION

Item 1.          Condensed Consolidated Balance Sheets  . . . . . . . . . . . . . . . . . . 3

                 Condensed Consolidated Statements of Operations  . . . . . . . . . . . . . 4

                 Condensed Consolidated Statements of Cash Flows  . . . . . . . . . . . . . 5

                 Note to Condensed Consolidated Financial Statements  . . . . . . . . . . . 7

Item 2.          Management's Discussion and Analysis of Financial
                 Condition and Results of Operations  . . . . . . . . . . . . . . . . . . . 8

PART II.         OTHER INFORMATION

Item 6.          Exhibits and Reports on Form 8-K   . . . . . . . . . . . . . . . . . . .   11

                 Computation of Earnings Per Common Share   . . . . . . . . . . . . . . .   12

                 Signatures   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   13

                      PACIFIC INTERNATIONAL SERVICES CORP.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                          March 31, 1995              December 31, 1994
                                                          --------------              -----------------
                                                            (Unaudited)
ASSETS

Cash and cash equivalents                                    $ 1,528,126                  $   831,952
Receivables, net                                              13,104,880                   10,023,512
Automobile dealership vehicle
     inventories                                               9,630,189                    4,961,600
Inventories and prepaid expenses                               1,340,852                      899,453
Rental vehicles, at cost, less
    accumulated depreciation                                  20,823,226                   42,367,410
Furniture, equipment and
    leasehold improvements, net
    of accumulated depreciation
    and amortization                                           7,815,703                    8,149,846
Other assets                                                   2,083,857                    2,038,462
                                                             -----------                  -----------
        Total assets                                         $56,326,833                  $69,272,235
                                                             ===========                  ===========
LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable                                             $ 7,422,291                  $ 5,744,507
Accrued expenses and other liabilities                         7,863,095                    8,152,270
Senior debt                                                   34,078,593                   48,034,463
Convertible subordinated debentures                            5,250,000                    5,250,000
                                                             -----------                  -----------
        Total liabilities                                     54,613,979                   67,181,240
                                                             -----------                  -----------
Preferred stock with no par value,
   authorized 15,000,000 shares; none issued                           -                           -
Common stock, stated value
   $0.10 per share, authorized
   50,000,000 shares, issued and
   outstanding 8,079,800 shares                                  807,980                      807,980
Additional paid-in capital                                     9,102,181                    9,102,181
Accumulated deficit                                           (8,197,307)                  (7,819,166)
                                                             -----------                  -----------
        Total shareholders' equity                             1,712,854                    2,090,995
                                                             -----------                  -----------
        Total liabilities and shareholders'
            equity                                           $56,326,833                  $69,272,235
                                                             ===========                  ===========




See accompanying Note to Condensed Consolidated Financial Statements.    Page 3

                      PACIFIC INTERNATIONAL SERVICES CORP.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                      Three Months Ended March 31,
                                                     ------------------------------
                                                        1995               1994
                                                     -----------        -----------
Operating revenues:
    Vehicle rental                                   $12,614,472        $13,901,568
    Vehicle sales                                     10,746,492         10,105,385
                                                     -----------        -----------
         Total operating revenues                     23,360,964         24,006,953
                                                     -----------        -----------

Operating costs and expenses:
    Cost of vehicles sold                              8,069,753          7,483,095
    Depreciation of rental vehicles                    1,814,556          1,090,231
    Interest on fleet debt                               901,018            624,953
    Other direct fleet                                 2,821,558          3,832,733
    Personnel                                          3,395,927          3,566,336
    Occupancy                                          2,163,308          2,146,594
    Other direct operating                             2,602,772          2,876,513
    Other selling, general and
      administrative                                   1,782,008          1,665,683
                                                     -----------        -----------
         Total operating costs and expenses           23,550,900         23,286,138
                                                     -----------        -----------

            Income (loss) from operations               (189,936)           720,815

Interest income                                            9,065              9,545
Other interest expense                                  (197,270)          (200,584)
Other, net                                                     -            (18,157)
                                                     -----------        -----------
   Net income (loss)                                 $  (378,141)       $   511,619
                                                     ===========        ===========
Earnings (loss) per common share:                    $     (0.05)       $      0.06
                                                     ===========        ===========


See accompanying Note to Condensed Consolidated Financial Statements     Page 4

                      PACIFIC INTERNATIONAL SERVICES CORP.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                               Three Months Ended March 31,
                                                                               ----------------------------
                                                                                   1995             1994
                                                                               -----------     ------------
Cash flows from operating activities:
    Net income (loss)                                                          $  (378,141)    $    511,619
    Adjustments to reconcile net
        income (loss) to net cash provided
        by operating activities:
            Gain on sale of rental vehicles                                       (692,591)         (16,548)
            Depreciation of rental vehicles and
               amortization of related costs                                     2,673,152        2,010,492
            Depreciation and amortization, other                                   298,059          237,537
            Provision for losses on rental vehicles                                112,801          264,746
            Provision for losses on receivables                                    299,105           88,130
            Provision for self-insurance                                           319,876          415,582
            Change in assets and liabilities:
                Receivables                                                     (3,380,473)      (1,097,460)
                Automobile dealership vehicle inventories                       (4,668,589)         854,720
                Inventories, prepaid expenses
                    and other assets                                              (486,794)        (194,001)
                Accounts payable                                                 1,677,784          402,451
                Accrued expenses and other liabilities                            (609,051)         270,729
                Notes payable for automobile
                    dealership vehicle inventories                               9,086,823        3,530,381
                                                                               -----------     ------------
                      Net cash provided by
                          operating activities                                   4,251,961        7,278,378
                                                                               -----------     ------------
Cash flows from investing activities:
    Proceeds from the sale of rental vehicles                                    7,336,554        2,222,106
    Purchases of rental vehicles                                                  (166,373)        (436,789)
    Proceeds from the sale of furniture,
        equipment and leasehold improvements                                       160,475                -
    Additions to furniture, equipment and
        leasehold improvements                                                    (124,391)        (399,604)
                                                                               -----------     ------------
                      Net cash provided by
                          investing activities                                   7,206,265        1,385,713
                                                                               -----------     ------------
Cash flows from financing activities:
    Principal payments of senior debt                                          (10,762,052)      (8,401,567)
                                                                               -----------     ------------
                      Net cash used in
                          financing activities                                 (10,762,052)      (8,401,567)
                                                                               -----------     ------------

                      Net increase (decrease) in cash                              696,174          262,524

Cash and cash equivalents at beginning of period                                   831,952        1,719,123
                                                                               -----------     ------------
Cash and cash equivalents at end of period                                     $ 1,528,126     $  1,981,647
                                                                               ===========     ============

See accompanying Note to Condensed Consolidated Financial Statements     Page 5

                      PACIFIC INTERNATIONAL SERVICES CORP.

Supplemental schedule of noncash investing and financing activities:

                                                           Three Months Ended March 31,
                                                       -------------------------------------
                                                          1995                     1994
                                                       ------------             ------------
     Senior debt incurred for additions
           to rental vehicles                          $     85,664             $  6,292,162

     Senior debt incurred from conversion of
           lease obligations                           $          -             $  1,400,000

     Rental vehicle purchases not
           yet financed                                $      7,974             $      9,560

     Reduction of senior debt resulting from
           turnback of rental vehicles                 $(12,374,279)            $(13,755,829)

     Capital lease obligation incurred
           from purchase of equipment                  $          -             $     22,923

                      PACIFIC INTERNATIONAL SERVICES CORP.

              NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.    Basis of Presentation

      In the opinion of management, the unaudited financial information included in this report contains all adjustments, consisting of normal recurring adjustments only, necessary for a fair presentation of the results of operations for the interim periods covered and the financial condition of the Company at the dates of the balance sheets. The operating results for the interim periods are not necessarily indicative of the results to be expected for the full fiscal year. The accounting policies followed by the Company are set forth in Note 1 to the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 1995 AND 1994

Pacific International Services Corp. (the "Company") reported a consolidated net loss of $378,000 or $.05 per share for the first quarter of 1995, compared to net income of $512,000 or $.06 per share for the same quarter last year.

Operating revenues from the Company's vehicle rental division totaled $12,614,000 for the three months ended March 31, 1995, compared with $13,902,000 for the same period in 1994. The decrease in revenue for the quarter was a direct result of lower vehicle rental day volume compared to the same period in 1994. Contributing factors to the volume decrease in the first quarter of 1995 versus 1994 were a decrease in the number of visitors from California over the last 45 days of the quarter and a significant reduction in Canadian visitors throughout the entire quarter, and the fact that Dollar Systems was in the process of redeveloping its advertising and marketing strategies.

Total direct fleet holding costs which include lease payments, depreciation, interest, car sales and other fleet expenses (freight, dealer profit and license) were comparable for the three months ended March 31, 1995 to the same period in 1994. However, fleet holding costs incurred over the three month period in 1995 were based on an average of 800 less vehicles per month in the Company's available rental fleet compared to the first three months of 1994 reflecting the fact that holding costs on a per unit basis continue to increase significantly.

The Company is attempting to reduce fleet holding costs by purchasing economically priced Hyundai vehicles for its rental fleet. There were approximately 900 Hyundai vehicles (approximately 17%) in the Company's rental fleet as of March 31, 1995. The Company's competitors are also subject to increased fleet costs which has caused an increase in vehicle rental rates in Hawaii. Although the Company has been successful in increasing its average daily rental yield and remains competitive, there is no assurance that the Company will be successful in passing on its entire fleet cost increase to its customers. An inability to recover all the increasing costs would have an adverse effect on the Company's operations.

The Company's vehicle sales operations generated revenues of $10,746,000 for the three months ended March 31, 1995, as compared with $10,105,000 for the same period in 1994. Price increases on new vehicle sales accounted for most of the increase in revenue, as unit sales of new cars and trucks remained flat. Operating expenses related to the Company's vehicle sales operations increased from prior year levels in proportion to the revenue increase.

FINANCIAL CONDITION

In March 1995, the Company obtained a commitment, in principle, from Dollar Systems for certain assistance related to the Company's vehicle rental operations (the "1995 Assistance Commitment"). Pursuant to the terms of this commitment: (i) Dollar Systems will reduce the fees payable under the License for the period from January 1, 1995 to December 31, 1995; (ii) Dollar Systems will provide certain credits related to return freight on 1994 and 1995 model year vehicles; (iii) the Company's receivable from the sale of Asian rights will be decreased; and (iv) Dollar Systems will accept a $3,000,000 convertible note from the Company. The 1995 Assistance Commitment contemplates that in the event of a default by the Company of its obligations to Dollar Systems, Dollar Systems will have an option to convert the outstanding indebtedness due from the Company to acquire up to 55% of the outstanding common stock of the Company.

The note will be collateralized by mortgage liens on and security interests in all of the Company's assets. The principal sum due under the note will represent current balances due to Dollar Systems which include outstanding fleet charges and franchise and miscellaneous system fees. Terms of the note will include: (i) interest charged at 2% over prime, with interest only payments due monthly for the first two years; (ii) monthly principal and interest payments of $50,000 commencing May 1, 1997 for three years with the balance of the note due April 1, 2000; and (iii) payments to Dollar Systems for net increases, if any, in the Company's cash balances at December 31, 1995 and 1996 over December 31, 1994.

The Company has received and will receive substantial economic benefits under certain assistance agreements and commitments from Dollar Systems which attempt to (i) provide parity with other Dollar Systems' licensees located on the U.S. mainland and (ii) make the Company competitive with the "corporate store" rental companies doing business in Hawaii. Due to factors including but not limited to the Company's geographic location and financial condition, there is no assurance that such assistance will make the Company profitable or that the Company will not need future financial assistance, notwithstanding management's implementation of various cost-cutting programs and shifts in customer base and mix. Although Dollar Systems has assisted the Company in addressing cash flow implications of various licensor-licensee transactions during 1994 and in 1995, there is no assurance of continuing support from Dollar Systems.

Management has taken action to reduce controllable costs including labor and other operating expenses. In response to higher fleet costs, the Company has increased its efforts to maintain higher fleet utilization, improve average daily yield by raising rates and offering additional optional products at its rental counters, reduce rental fleet holding costs by adding lower cost Hyundai vehicles to its rental fleet, and improve the Company's cash flow by securing additional financial assistance from Dollar Systems during 1995.

During the quarter, the Company generated positive cash flow through profitable sales of approximately 700 risk vehicles from its rental fleet realizing profits of approximately $600,000. ("Risk vehicles" are vehicles purchased outside of repurchase or guaranteed depreciation programs whereby the Company is responsible for vehicle disposition.) The increase in the Company's receivables is a direct result of these risk vehicle sales.

The Company's South Seas subsidiary continues to be profitable. Management does not anticipate experiencing difficulties in obtaining Chrysler inventory in 1995 and expects this subsidiary to operate on internally generated capital.

The Company's primary source of capital for financing its rental vehicle fleet has traditionally been through borrowings from manufacturer financing affiliates, banks and other lenders. The Company maintains credit lines with General Motors Acceptance Corp. ($20,000,000), FINOVA Capital Corporation ($15,000,000), Ford Motor Credit Company ($7,500,000), and Bank of Hawaii ($3,645,000). The following amounts were outstanding under each respective line of credit at March 31, 1995, $4,499,000, $12,158,000, $6,793,000, and
$1,758,000. The Company finances its automobile dealership vehicle inventories through a $13,500,000 line of credit with Chrysler Credit Corporation, of which $9,494,000 remains outstanding as of March 31, 1995.

                          PART 11.  OTHER INFORMATION

Item 6.          Exhibits and Reports on Form 8-K

                 (a) The Exhibits noted herein as previously filed are hereby incorporated as an exhibit to this document by this reference as though set forth herein:

                          Exhibit 11 - Statement re: Computation of Earnings Per Share

                 (b)      None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

                                       PACIFIC INTERNATIONAL SERVICES CORP.




                                       By   /s/ Alan M. Robin
                                           -------------------------------------
                                           Alan M. Robin
                                           President and Chief Executive Officer


                                       By  /s/ Darrel Hoke
                                           -------------------------------------
                                           Darrel Hoke Director of Finance
                                           (Principal Financial Officer)



                                       By  /s/ Tyrus Kawashima
                                           -----------------------------------
                                           Tyrus Kawashima
                                           Controller and
                                           Chief Accounting Officer

May 8, 1995