Form 10-Q
period 1995-06-30
PACIFIC INTERNATIONAL SERVICES CORP
filed 1995-08-11
CIK 727066

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    JUNE 30, 1995

Commission file number            0-11404


                      PACIFIC INTERNATIONAL SERVICES CORP.
             (Exact name of registrant as specified in its charter)


           CALIFORNIA                                           95-2877371
(State or other jurisdiction of                             (I.R.S. employer
incorporation or organization)                              identification no.)


1600 KAPIOLANI BLVD., SUITE 825, HONOLULU, HAWAII
      (Address of principal executive office)

Registrant's telephone number, including area code (808) 926-4242

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes  X   No
                                                  ---     ---

Indicate the number of shares outstanding for each of the issuer's classes of common stock, as of the latest practicable date.

           CLASS                           SHARES OUTSTANDING AT AUGUST 11, 1995
     -----------------                     -------------------------------------
     Common Stock                                        8,079,800

                      PACIFIC INTERNATIONAL SERVICES CORP.

                                     INDEX


                                                                                    PAGE
                                                                                    ----
PART I.     FINANCIAL INFORMATION

Item 1.     Condensed Consolidated Balance Sheets..................................    3

            Condensed Consolidated Statements of Operations........................    4

            Condensed Consolidated Statements of Operations........................    5

            Condensed Consolidated Statements of Cash Flows........................    6

            Note to Condensed Consolidated Financial Statements....................    8

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations....................................    9

PART II.    OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K.......................................   12

            Computation of Earnings Per Common Share...............................   13

            Signatures.............................................................   14


                      PACIFIC INTERNATIONAL SERVICES CORP.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                     June 30, 1995    December 31, 1994
                                                                     -------------    -----------------
                                                                      (Unaudited)
ASSETS

Cash and cash equivalents                                             $   427,922        $   831,952
Receivables, net                                                       12,078,821         10,023,512
Automobile dealership vehicle
  inventories                                                           9,238,175          4,961,600
Inventories and prepaid expenses                                        1,709,205            899,453
Rental vehicles, at cost, less
  accumulated depreciation                                              9,250,585         42,367,410
Furniture, equipment and
  leasehold improvements, net
  of accumulated depreciation
  and amortization                                                      7,655,056          8,149,846
Other assets                                                            2,034,941          2,038,462
                                                                      -----------        -----------

    Total assets                                                      $42,394,705        $69,272,235
                                                                      ===========        ===========
LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable                                                      $ 7,774,627        $ 5,744,507
Accrued expenses and other liabilities                                  7,125,689          8,152,270
Senior debt                                                            22,131,009         48,034,463
Convertible subordinated debentures                                     5,250,000          5,250,000
                                                                      -----------        -----------
    Total liabilities                                                  42,281,325         67,181,240
                                                                      -----------        -----------

Preferred stock with no par value,
  authorized 15,000,000 shares; none issued                                      -                  -
Common stock, stated value
  $0.10 per share, authorized
  50,000,000 shares, issued and
  outstanding 8,079,800 shares                                            807,980            807,980
Additional paid-in capital                                              9,102,181          9,102,181
Accumulated deficit                                                    (9,796,781)        (7,819,166)
                                                                      -----------        -----------
    Total shareholders' equity                                            113,380          2,090,995
                                                                      -----------        -----------
    Total liabilities and shareholders'
      equity                                                          $42,394,705        $69,272,235
                                                                      ===========        ===========



See accompanying Note to Condensed Consolidated Financial Statements      Page 3

                      PACIFIC INTERNATIONAL SERVICES CORP.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                                  Three Months Ended June 30,
                                                               ----------------------------------
                                                                   1995                   1994
                                                               -----------            -----------
Operating revenues:
 Vehicle rental                                                $11,921,078            $13,283,130
 Vehicle sales                                                  11,950,869             10,883,066
                                                               -----------            -----------
   Total operating revenues                                     23,871,947             24,166,196
                                                               -----------            -----------

Operating costs and expenses:
 Cost of vehicles sold                                           9,124,519              8,364,102
 Depreciation of rental vehicles                                 1,693,586                969,558
 Interest on fleet debt                                            491,977                517,488
 Other direct fleet                                              4,077,710              3,138,941
 Personnel                                                       3,340,155              3,750,420
 Occupancy                                                       2,147,973              2,156,534
 Other direct operating                                          2,562,232              3,095,202
 Other selling, general and
  administrative                                                 1,930,327              1,939,547
                                                               -----------            -----------
   Total operating costs and expenses                           25,368,479             23,931,792
                                                               -----------            -----------

    Income (loss) from operations                               (1,496,532)               234,404

Interest income                                                     11,003                 15,720
Other interest expense                                            (245,985)              (229,906)
Other, net                                                         132,040                (17,853)
                                                               -----------            -----------

  Net income (loss)                                            $(1,599,474)           $     2,365
                                                               ===========            ===========

Earnings (loss) per common share:                              $     (0.20)           $      0.00
                                                               ===========            ===========


See accompanying Note to Condensed Consolidated Financial Statements      Page 4

                      PACIFIC INTERNATIONAL SERVICES CORP.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Unaudited)

                                                            Six Months Ended June 30,
                                                         --------------------------------
                                                             1995                 1994
                                                         -----------          -----------
Operating revenues:
 Vehicle rental                                          $24,535,550          $27,184,699
 Vehicle sales                                            22,697,361           20,933,924
                                                         -----------          -----------
     Total operating revenues                             47,232,911           48,118,623
                                                         -----------          -----------
Operating costs and expenses:

 Cost of vehicles sold                                    17,194,272           15,847,197
 Depreciation of rental vehicles                           3,508,142            2,901,337
 Interest on fleet debt                                    1,392,995            1,142,441
 Other direct fleet                                        6,620,770            5,450,425
 Personnel                                                 6,736,082            7,316,757
 Occupancy                                                 4,311,281            4,303,128
 Other direct operating                                    5,443,502            6,596,890
 Other selling, general and
   administrative                                          3,712,335            3,605,229
                                                         -----------          -----------
     Total operating costs and expenses                   48,919,379           47,163,404
                                                         -----------          -----------

      Income from operations                              (1,686,468)             955,219

Interest income                                               20,068               25,265
Other interest expense                                      (443,255)            (430,490)
Other, net                                                   132,040              (36,010)
                                                         -----------          -----------

 Net income (loss)                                       $(1,977,615)         $   513,984
                                                         ===========          ===========

Earnings (loss) per common share:                        $     (0.24)         $      0.06
                                                         ===========          ===========


See accompanying Note to Condensed Consolidated Financial Statements      Page 5

                      PACIFIC INTERNATIONAL SERVICES CORP.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                                                                                        Six Months Ended June 30,
                                                                                      -----------------------------
                                                                                           1995            1994
                                                                                      -------------    ------------
Cash flows from operating activities:
  Net income (loss)                                                                   $ (1,977,615)    $    513,984
  Adjustments to reconcile net
    income (loss) to net cash provided
    by operating activities:
      (Gain)  or Loss on sale of rental vehicles                                           710,042         (572,064)
       Depreciation of rental vehicles and
         amortization of related costs                                                   4,062,886        3,701,469
       Depreciation and amortization, other                                                594,536          506,824
       Provision for losses on rental vehicles                                             399,897          389,289
       Provision for losses on receivables                                                 369,237          108,490
       Provision for self-insurance                                                        103,994          881,742
       Change in assets and liabilities:
         Receivables                                                                    (2,424,546)      (2,749,231)
         Automobile dealership vehicle inventories                                      (4,276,575)       2,239,130
         Inventories, prepaid expenses
             and other assets                                                             (806,231)        (694,582)
         Accounts payable                                                                2,030,120        1,501,796
         Accrued expenses and other liabilities                                         (1,130,575)         (37,452)
         Notes payable for automobile
          dealership vehicle inventories                                                13,609,831        6,583,005
                                                                                      ------------     ------------
             Net cash provided by
                 operating activities                                                   11,265,001       12,372,400
                                                                                      ------------     ------------
Cash flows from investing activities:

  Proceeds from the sale of rental vehicles                                             10,977,352        6,587,676
  Purchases of rental vehicles                                                            (230,510)      (1,278,992)
  Proceeds from the sale of  furniture,
    equipment and leasehold improvements                                                   160,476                -
  Additions to furniture, equipment and
    leasehold improvements                                                                (274,864)        (913,953)
                                                                                      ------------     ------------
            Net cash provided by
               investing activities                                                     10,632,454        4,394,731
                                                                                      ------------     ------------
Cash flows from financing activities:

  Principal payments of senior debt                                                    (22,301,485)     (16,530,790)
            Net cash used in                                                          ------------     ------------
               financing activities                                                    (22,301,485)     (16,530,790)
                                                                                      ------------     ------------

            Net increase (decrease) in cash                                               (404,030)         236,341

Cash and cash equivalents at beginning of period                                           831,952        1,719,123
                                                                                      ------------     ------------

Cash and cash equivalents at end of period                                            $    427,922     $  1,955,464
                                                                                      ============     ============


See accompanying Note to Condensed Consolidated Financial Statements

                      PACIFIC INTERNATIONAL SERVICES CORP.
           Condensed Consolidated Statments of Cash Flows, continued

Supplemental schedule of noncash investing and financing activities:

                                                                                         Six Months Ended June 30,
                                                                                     ---------------------------------
                                                                                          1995                1994
                                                                                     -------------       -------------
         Senior debt incurred for additions to rental vehicles                       $     827,660       $  20,484,068

         Senior debt incurred from conversion of lease obligations                   $      -            $   1,400,000

         Rental vehicle purchases not yet financed                                   $      39,688       $   1,350,619

         Reduction of senior debt resulting from turnback of rental vehicles          $(18,063,993)       $(25,739,992)

         Capital lease obligation incurred from purchase of equipment                $      -             $     72,911

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

      Certain prior year amounts have been reclassified to conform to 1995 presentation.

          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations

Pacific International Services Corp., the ("Company"), reported a consolidated net loss of $1,599,474 or $0.20 per share for the second quarter of 1995, compared to net income of $2,365 or $0.00 per share for the same quarter last year. For the six months ended June 30, 1995, the Company reported a net loss of $1,977,615 or $0.24 per share, compared to net income of $513,984 or $0.06 per share for the same period last year.

Operating revenues from the Company's vehicle rental division for the three months ended June 30, 1995, totaled $11,921,078, a decrease of 10.25% from revenues of $13,283,130 for the second quarter of 1994. The decrease in revenue for the quarter resulted from lower rental day volume compared to the same period in 1994, continuing a decline that also affected the first quarter. Rental division operating revenues totaled $24,535,550 for the six month period ended June 30, 1995, versus $27,184,699. Although the reduction in unit volume period affected most of the Company's markets, the sharpest declines were in the Company's business generated through reservations from the Dollar Systems, Inc. on the U.S. mainland, and from the local impulse market. The Company continued to make progress in increasing its average daily rental yield, however the increase of approximately 7.4% in second quarter yield was not sufficient to offset lower utilization as unit volume suffered.

Total direct fleet holding costs, which include lease payments, depreciation, interest, car sales and other fleet expenses (freight, dealer profit and license) increased by 22% for the second quarter of 1995 compared to the same period in 1994, based on an average fleet size 11% lower than in 1994, reflecting the continuing significant increase in holding costs on a per unit basis.

Other operating costs and expenses, including personnel, occupancy and other direct operating costs were down by almost $500,000 for the three months ended June 30, 1995 compared to the same period in 1994, and would have been down even more, except for approximately $250,000 incurred in legal fees relating the Company's efforts to settle various issues with its licensor, Dollar Systems, Inc. (see "Financial Condition").

The Company's vehicle sales operations generated revenues of $22,697,361 and $11,950,869 for the six months and three months ended June 30, 1995, as compared with $20,933,924 and $10,883,066 for the same periods in 1994. The increase in revenues from vehicle sales reflects price increases on new vehicle sales and higher sales of used vehicles. Operating expenses related to the Company's vehicle sales division increased from prior year levels in proportion to the revenue increases.

                              Financial Condition


In March of 1995, after lengthy negotiations, the Company obtained a commitment in principle from Dollar Systems, Inc. for certain assistance related to the Company's vehicle rental operations (the "1995 Assistance Commitment"). Under this commitment, the Company would have received substantial economic benefits and a number of disputes between the Company and Dollar Systems, Inc. would have been resolved. However, the parties were unable to agree upon the final documentation with respect to the 1995 Assistance Commitment.

Pending further negotiations, the Company withheld certain payments due to Dollar Systems, Inc. under its License Agreement and Master Lease Agreement. Dollar Systems, Inc. filed a legal action in U.S. District Court to compel the Company to execute the documentation proposed by Dollar Systems, Inc. to embody its understanding of the 1995 Assistance Agreement, The Company responded by commencing its own legal action against Dollar Systems for damages and injunctive relief based on violations of the franchise agreement and Hawaii law, whereupon Dollar Systems sent the Company notices purporting to terminate the License and Master Lease Agreement. Subsequent discussions led to execution of a Standstill Agreement, later amended and extended, and, finally to negotiation of a Settlement Agreement. The parties have terminated all litigation without prejudice to recommence proceedings should the transactions contemplated be the Settlement Agreement fail to close.

Under the terms of the Settlement Agreement, dated July 17, 1995, the parties agreed to stay the litigation and signed documents under which Dollar Systems, Inc. will acquire substantially all of the assets and certain liabilities of the Company's vehicle rental division. This transaction is subject to due diligence review and other conditions and to consents and approvals of certain persons, including the Company's shareholders and bondholders. The assets and liabilities of the Company's vehicle sale division, as well as certain other liabilities and obligations, will remain with the Company. The parties will also release various claims against each other. The transaction is scheduled to close by October 31, 1995. In the meantime, the Company continues to operate the vehicle rental division, including efforts to increase revenue, utilization and yield per rental day, and to control its operating costs.

While the transaction is pending, the Company is incurring and will continue to incur substantial transaction costs including legal and accounting and other professional fees. Although Dollar Systems, Inc. has agreed to certain interim financial assistance, there is no assurance of continuing support from Dollar Systems, Inc. if the transaction does not close as planned. If the transaction does not close, and further assistance from Dollar Systems, Inc. is not made available, it is doubtful that the vehicle rental operations and PISC could continue as going concerns, although the vehicle sales subsidiary should continue to be viable.

Upon the closing of the Dollar Systems, Inc. transaction, the Company plans to seek to exchange common stock and cash for certain of its outstanding publicly-held debt. The terms of such an exchange have not been determined.
In view of the reduced operations of the Company after the Dollar Systems, Inc. transaction, management believes that such a re capitalization will be necessary to place the Company on a sound financial basis.

                                     Update


The Company's primary source of capital for financing its rental vehicle fleet has traditionally been through borrowings from manufacturer financing affiliates, banks and other lenders. The Company maintains credit lines with General Motors Acceptance Corporation ($20,000,000), FINOVA Capital Corporation ($15,000,000), Ford Motor Credit Company ($7,500,000) and Bank of Hawaii ($3,645,000). The following amounts were outstanding under each respective line of credit as of June 30, 1995, $550,000, $7,996,000, $281,000 and
$735,000. The Company finances its automobile dealership vehicle inventories through a $13,500,000 line of credit with Chrysler Credit Corporation, of which $9,258,000 remains outstanding as of June 30, 1995.

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

                                     PACIFIC INTERNATIONAL SERVICES CORP.


                                       By  /s/ Alan M. Robin
                                           -------------------------------------
                                           Alan M. Robin
                                           President and Chief Executive Officer


                                       By  /s/ Richard Bauman
                                           -------------------------------------
                                           Richard Bauman
                                           Chief Financial Officer
                                           (Principal Financial Officer)


                                       By  /s/ Tyrus Kawashima
                                           -------------------------------------
                                           Tyrus Kawashima
                                           Controller and
                                           Chief Accounting Officer

August 11, 1995