Form 10-Q
period 1995-09-30
PACIFIC INTERNATIONAL SERVICES CORP
filed 1995-11-14
CIK 727066

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-Q

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended  September 30, 1995
                               --------------------------------------

Commission file number     0-11404
                       ----------------------------------------------


                     PACIFIC INTERNATIONAL SERVICES CORP.
            (Exact name of registrant as specified in its charter)


          California                                          95-2877371
          ----------                                          ----------
(State or other jurisdiction of                           (I.R.S. employer
incorporation or organization)                            identification no.)


1600 Kapiolani Blvd., Suite 825, Honolulu, Hawaii
-------------------------------------------------
     (Address of principal executive office)

Registrant's telephone number, including area code (808) 926-4242
                                                   --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes  X   No
                                                 ---     ---

Indicate the number of shares outstanding for each of the issuer's classes of common stock, as of the latest practicable date.


          Class                       Shares outstanding at November 14, 1994
      ------------                    ---------------------------------------
      Common Stock                                    8,079,800

                     PACIFIC INTERNATIONAL SERVICES CORP.

                                    INDEX



PART I.         FINANCIAL INFORMATION                                    Page
                                                                         ----
Item 1.         Condensed Consolidated Balance Sheets..................    3
                Condensed Consolidated Statements of Operations........    4
                Condensed Consolidated Statements of Operations........    5
                Condensed Consolidated Statements of Cash Flows........    6
                Note to Condensed Consolidated Financial Statements....    8

Item 2.         Management's Discussion and Analysis of Financial
                Condition and Results of Operations....................    9

PART II.        OTHER INFORMATION

Item 6.         Exhibits and Reports on Form 8-K.......................   13
                Computation of Earnings Per Common Share...............   14
                Signatures.............................................   15

                     PACIFIC INTERNATIONAL SERVICES CORP.

                    CONDENSED CONSOLIDATED BALANCE SHEETS


                                                            September 30, 1995       December 31, 1994
                                                            -------------------      ------------------
                                                               (Unaudited)
ASSETS
Cash and cash equivalents                                      $  1,082,853             $   831,952
Receivables, net                                                 10,570,176              10,023,512
Automobile dealership vehicle
 inventories                                                      7,922,345               4,961,600
Inventories and prepaid expenses                                  1,216,688                 899,453
Rental vehicles, at cost, less
  accumulated depreciation                                        6,773,343              42,367,410
Furniture, equipment and
  leasehold improvements, net
  of accumulated depreciation
  and amortization                                                7,530,374               8,149,846
Other assets                                                      2,001,423               2,088,462
                                                               ------------             -----------
        Total assets                                           $ 37,097,202             $69,272,235
                                                               ============             ===========
LIABILITIES AND SHAEHOLDERS' EQUITY

Accounts payable                                               $  8,761,148             $ 5,744,507
Accrued expenses and other liabilities                            6,148,293               8,152,270
Senior debt                                                      17,285,221              48,034,463
Convertible subordinated debentures                               5,250,000               5,250,000
                                                                -----------             -----------
        Total liabilities                                        37,444,662              67,181,240
                                                                -----------             -----------
Preferred stock with no par value,
  authorized 15,000,000 shares; none is                                  --                      --
Common stock, stated value
  $0.10 pe share, authorized
  50,000,000 shares, issued and
  outstanding 8,079,800 shares                                      807,980                 807,980
Additional paid-in capital                                        9,102,181               9,102,181
Accumulated deficit                                            (10,257,621)             (7,819,166)
                                                               ------------             -----------
        Total shareholders' equity                                 (347,460)              2,090,995
                                                               ------------             -----------
        Total liabilities and shareholders'
          equity                                               $ 37,097,202             $69,272,235
                                                               ============             ===========

See accompanying Note to Condensed Consolidated Financial Statements.     Page 3

                     PACIFIC INTERNATIONAL SERVICES CORP.

               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)

                                               Three Months Ended September 30,
                                               --------------------------------
                                                  1995                 1994
                                               -----------          -----------
Operating revenues:
  Vehicle rental                               $13,316,356          $14,871,537
  Vehicle sales                                 11,560,818            9,983,088
                                               -----------          -----------
      Total operating revenues                  24,877,174           24,854,625
                                               -----------          -----------

Operating costs and expenses:
  Cost of vehicles sold                          8,722,269            7,333,551
  Depreciation of rental vehicles                1,547,141            1,907,942
  Interest on fleet debt                           330,459              665,125
  Other direct fleet                             4,222,125            2,545,219
  Personnel                                      3,310,346            3,506,238
  Occupancy                                      2,293,928            2,294,794
  Other direct operating                         2,810,230            3,879,971
  Other selling, general and
    administrative                               1,867,433            1,901,147
                                               -----------          -----------
      Total operating costs and expenses        25,103,931           24,033,987
                                               -----------          -----------
        Income from operations                    (226,757)             820,638

Interest income                                      5,974               14,418
Other interest expense                            (240,057)            (225,085)
Other, net                                               -              (29,853)
                                               -----------          -----------
  Net income                                      (460,840)             580,118
                                               ===========          ===========
Earnings per common share:                     $     (0.06)         $      0.07
                                               ===========          ===========



See accompany Note to Condensed Consolidated Financial Statement          Page 4

                     PACIFIC INTERNATIONAL SERVICES CORP.

               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)

                                                    Nine Months Ended
                                                       September 30,
                                                ---------------------------
                                                   1995            1994
                                                -----------     -----------
Operating revenues:
  Vehicle rental                                $37,851,906     $42,056,236
  Vehicle sales                                  34,258,179      30,917,012
                                                -----------     -----------
      Total operating revenues                   72,110,085      72,973,248
                                                -----------     -----------

Operating costs and expenses:
  Cost of vehicles sold                          25,916,541      23,180,748
  Depreciation of rental vehicles                 4,755,283       4,809,280
  Interest on fleet debt                          1,723,454       1,807,566
  Other direct fleet                             11,142,895       7,995,644
  Personnel                                      10,046,428      10,822,994
  Occupancy                                       6,605,209       6,597,923
  Other direct operating                          8,253,730      10,476,860
  Other selling, general and
    administrative                                5,579,768       5,506,375
                                                -----------     -----------
      Total operating costs and expenses         74,023,308      71,197,390
                                                -----------     -----------

        Income from operations                   (1,913,223)      1,775,858

Interest income                                      26,042          39,685
Other interest expense                             (683,312)       (655,576)
Other, net                                          132,040         (65,865)
                                                -----------     -----------

  Net income                                    $(2,438,453)    $ 1,094,102
                                                ===========     ===========

Earnings per common share:                      $     (0.30)    $      0.13
                                                ===========     ===========






See accompanying Note to Condensed Consolidated Financial Statements     Page 5

                     PACIFIC INTERNATIONAL SERVICES CORP.

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                    Nine Months Ended
                                                       September 30,
                                                ---------------------------
                                                   1995            1994
                                                -----------     -----------
Cash flows from operating activities:
  Net income (loss)                             $(2,438,453)    $ 1,094,102
  Adjustments to reconcile net
    income to net cash provided
    by operating activities:
      Loss on sale of rental vehicles               692,941         294,227
      Depreciation of rental vehicles and
        amortization of related costs             5,055,561       6,488,919
      Depreciation and amortization, other          881,414         789,313
      Provision for losses on rental vehicles       830,255         984,918
      Provision for losses on receivables           453,821         218,039
      Provision for self-insurance                  103,994       1,676,067
      Change in assets and liabilities:
        Receivables                              (1,000,485)     (1,556,161)
        Automobile dealership vehicle
          inventories                            (2,960,745)      1,117,755
        Inventories, prepaid exp. and other
          assets                                   (280,196)       (336,072)
        Accounts payable                          3,016,641       1,035,836
        Accrued expenses and other liabilities   (2,107,921)     (2,881,208)
        Notes payable for automobile
          dealership vehicle inventories         16,246,957      11,215,588
                                                -----------     -----------
            Net cash provided by
              operating activities               18,493,784      20,141,323
                                                -----------     -----------
Cash flows from investing activities:
  Proceeds from the sale of rental vehicles      11,955,943       8,954,302
  Purchases of rental vehicles                     (536,879)     (1,446,985)
  Proceeds from the sale of furniture,
    equipment, and leasehold improvement            160,476              --
  Additions to furniture, equipment and
    leasehold improvements                         (326,433)     (1,277,623)
                                                -----------     -----------
            Net cash used in
              investing activities               11,253,107       6,229,694
                                                -----------     -----------
Cash flows from financing activities:
  Principal payments of senior debt             (29,495,990)    (26,566,287)
                                                -----------     -----------
            Net cash used in
              financing activities              (29,495,990)    (26,566,287)
                                                -----------     -----------
            Net increase (decrease) in cash         250,901        (195,270)

Cash and cash equivalents at beginning of
  period                                            831,952       1,719,123
                                                -----------     -----------

Cash and cash equivalents at end of period      $ 1,082,853     $ 1,523,853
                                                ===========     ===========





See accompanying Note to Condensed Consolidated Financial Statements     Page 6

                   PACIFIC INTERNATIONAL SERVICES CORP.
          Condensed Consolidated Statements of Cash Flows, continued


Supplemental schedule of noncash investing and financing activities:

                                                Nine Months Ended September 30,
                                                -------------------------------
                                                    1995              1994
                                                -------------     -------------
Senior debt incurred for additions
  to rental vehicles                            $    373,869      $ 27,456,175

Senior debt incurred from conversion of
  lease obligations                             $          -      $  1,400,000

Rental vehicle purchases not
  yet financed                                  $     58,592      $          -

Reduction of senior debt resulting from
  turnback of rental vehicles                   $(18,026,070)     $(24,801,476)

Capital lease obligation incurred
  from purchase of equipment                    $     93,400      $     72,911

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

         Management's Discussion and Analysis of Financial Condition
                          and Results of Operations




Pacific International Services Corp., the ("Company"), reported a consolidated net loss of $460,840 or $0.06 per share for the third quarter of 1995, compared to net income of $580,118 or $0.07 per share for the same quarter last year. For the nine months ended September 30, 1995, the Company reported a net loss of $2,438,453 or $0.30 per share, compared to net income of $1,094,102 or $0.13 per share for the same period last year.

Operating revenues from the Company's vehicle rental division for the three months ended September 30, 1995, totaled $13,316,356, a decrease of 10.46% from revenues of $14,871,537 for the third quarter of 1994. The decrease in revenue for the quarter resulted from lower rental day volume compared to the same period in 1994, continuing a decline that also affected the first and second quarter. Rental division operating revenues totaled $37,851,906 for the nine month period ended September 30, 1995, versus $42,056,236 for the prior year comparable period. Although the reduction in unit volume was in part a result of reduced average fleet levels, which affected most of the Company's markets, the sharpest declines were in the Company's business generated through reservations from Dollar Systems, Inc. on the U.S. mainland, and from the local impulse market. The Company continued to make progress in increasing its average daily rental yield, however the increase of approximately 6.4% in third quarter yield was not sufficent to offset lower unit volume.

Total direct fleet holding costs, which include lease payments, depreciation, interest, car sales and other fleet expenses (freight, dealer profit and license) increased by 8% for the third quarter of 1995 compared to the same period in 1994, based on an average fleet size 18% lower than in 1994, reflecting the continuing significant increase in holding costs on a per unit basis. Total direct fleet holding costs were $18,179,491 and $16,559,857 for the nine months ended September 30, 1995 and 1994, respectively.

Other operating costs and expenses, including personnel, occupancy and other direct operating costs decreased by almost $930,000 for the three months ended September 30, 1995 compared to the same period in 1994. Legal & accounting expense for the three months ended September 30, 1995 were $554,208 as compared to $188,846 in the same period of last year, primarily due to expenses incurred for the proposed sale of the Company's vehicle rental division to Dollar Systems, Inc.

The Company's vehicle sales operations generated revenues of $34,258,179 and $11,560,818 for the nine months and three months ended September 30, 1995, as compared with $30,917,012 and $9,983,088 for the same respective periods in 1994. The increase in revenues from vehicle sales reflects price increases on new vehicle sales and higher sales of used vehicles. Operating expenses related to the Company's vehicle sales division increased from prior year levels in proportion to the revenue increases.

                             Financial Condition


Due to the Company's continuing financial difficulties, in March of 1995 after lengthy negotiations, the Company obtained a commitment in principle from Dollar for certain assistance for 1995 (the "1995 Assistance Commitment"). Under this commitment, the Company would have received substantial economic benefits and certain disputes between the Company and Dollar would have been resolved. However, the parties were unable to agree upon the final documentation with respect to the 1995 Assistance Commitment.

Pending further negoitations, the Company withheld certain payments asserted by Dollar to be owing to Dollar under the License Agreement (the "License Agreement"). Dollar filed a legal action in U.S. District Court to compel the Company to execute the documentation proposed by Dollar to embody its understanding of the 1995 Assistance Commitment. Shortly thereafter, Dollar sent the Company notices purporting to terminate the License Agreement and the Master Lease Agreement dated October 22, 1993 between Dollar and the Company. The Company subsequently commenced its own legal action against Dollar for damages and injunctive relief based on violations of the License Agreement and Hawaii law which had been the subject of extensive discussions between the Company and Dollar. Subsequent discussions led to execution of a standstill agreement, later amended and extended, and, finally to negotiation of the Settlement Agreement (the "Settlement Agreement"). The parties have agreed to suspend all litigation without prejudice but may choose to recommence proceedings should the Transactions (the "Transactions") fail to close.

Under the terms of the Settlement Agreement, dated July 17, 1995 and as amended by the Sixth Amendment to Settlement Agreement dated October 27, 1995, the parties agreed to stay the litigation and signed documents under which Dollar Systems, Inc. will acquire substantially all of the assets and certain liabilities of the Company's vehicle rental division. This transaction is subject to due diligence review and other conditions and to consents and approvals of certain persons, including the Company's shareholders and/or bondholders. In addition, Dollar Systems, Inc. has the unqualified right not to close the transaction at any time prior to the actual closing. The assets and liabilities of the Company's vehicle sales division, as well as certain other liabilities and obligations, will remain with the Company. The parties will also release various claims against each other. The transaction is scheduled to close by November 30, 1995. In the meantime, the Company continues to operate the vehicle rental division, including efforts to increase revenue, utilization and yield per rental day, and to control its operating costs.

While the transaction is pending, the Company is incurring and will continue to incur substantial transaction costs including legal and accounting and other professional fees. Although Dollar Systems, Inc. has agreed to certain interim financial assistance, there is no assurance of continuing support from Dollar Systems, Inc. if the transaction dos not close as planned. If the transaction does not close, and further assistance from Dollar Systems, Inc. is not made available, it is doubtful that the vehicle rental operations and PISC could continue as going concerns, although the Company's vehicle sales subsidiary should continue to be viable.

In connection with the Sale, the Company announced that is has commenced an Exchange Offer (the "Exchange Offer") for $5,250,000 in principal amount of the Company's 10% Convertible Subordinated Debentures due September 1, 2007 (the "Old Debentures").

Under the Exchange Offer, the Company will invite the holders of its Old Debentures to tender $1.00 in face amount of Old Debentures for (i) $0.50 in cash (the "Cash Payment"), (ii) 0.769505 shares of the Company's common stock; and (iii) a pro rata share of new debentures (the "New Debentures") of the Company in an aggregate principal amount equal to $1,050,000 less the face amount of any Old Debentures not tendered and less the original principal amount, if any, of a new promissory note which may be issued to Dollar as part of the Sale (the "Dollar Note"), upon and subject to the terms and conditions set forth in the Exchange Offer and in the related Letter of Transmittal.

Accrued interest will not be paid on the Old Debentures tendered and accepted for exchange. The Company will not accept for exchange less than $4,988,000 in face amount of outstanding Old Debentures and will accept up to 100% of the outstanding Old Debentures. The Exchange Offer prorations period and withdrawal rights will expire at midnight New York City time on November 29, 1995, unless the Exchange Offer is extended by the Company.

The Company has been advised that Scott H. Lang is the only director of the Company that owns any Old Debentures. Mr. Lang owns $73,000 in principal amount of Old Debentures and has indicated to the Company that he will tender the full amount of such Old Debentures.

Goergeson & Company Inc. will serve as Information Agent for the Exchange Offer, and First Fidelity Bank, N.A. will serve as Depository.

In order to expedite closing of the proposed Sale and Exchange Offer in the event that the minimum lender of at least 95% of the face amount of Old Debentures is not received, the Company is also soliciting (the "Solicitation") from the holders of its Old Debentures, as of the close of business on October 27, 1995, acceptances (the "Plan Acceptances") of a prepackaged plan of reorganization (the "Plan") of the Company pursuant to which the Old Debentures would be exchanged for consideration described below. Such Solicitation of acceptances for the Plan is being made, and may only be made, pursuant to the Solicitation and Disclosure Statement For Prepackaged Plan of Reorganization issued by the Company dated October 31, 1995.

If the Exchange Offer is not consummated but the requisite Plan Acceptances are obtained, the Company currently intends to commence promptly a case under Chapter 11 of title 11 of the United States Code and rules and regulations promulgated thereunder and to use such Plan Acceptances to obtain timely confirmation of the Plan by a United States Bankruptcy Court of competent jurisdiction (the "Bankruptcy Court").

Under the prepackaged plan of reorganization, the Company would, with the court's approval, maintain its ordinary course of business, including normal payment of its trade creditors. If the Plan is confirmed by the Bankruptcy Court, each holder of the Old Debentures (whether or not such holder voted to accept the Plan) will receive for each $1.00 of face amount of Old Debentures
(i) its pro rata portion of the cash proceeds from the proposed Sale minus certain allowed priority and all allowed claims, (ii) 769505 shares of the Company's common stock and (iii) its pro rata portion of the New Debentures less the original principal amount of the Dollar Note. The Company anticipates that the consideration received by a holder of an Old Debenture through the Plan would be less than the consideration received by a holder of an Old Debenture under the Exchange Offer.

The Company is currently in negotiation with the Department of Transportation
(DOT) to settle certain asserted but unbilled claims for past rents and proposed rent redeterminations. The Company has disputed the DOT's claim which, in aggregate, could be as much as $920,000. Although management anticipates a timely and favorable outcome, if not resolved these claims could have an adverse impact on the closing of the proposed Sale and/or on the consummation of the Prepackaged Plan.

On September 14, 1995, the Company was notified by the NASDAQ Stock Market, Inc. that the Company was in non-compliance with its capital / surplus and bid price requirements. Failure to comply results in a delisting from the NASDAQ Small Cap Market. On October 5, 1995, the Company participated in a telephonic conference requesting an exception to the above mentioned requirements. Subsequent to that conference, the Company was granted an exception to October 15, 1995. Most recently, the Company has been granted an extension until November 30, 1995.

The Company is currently under excise tax and various other tax audits for the fiscal years 1986 to 1994. General excise taxes for the fiscal years ending 1990 and 1991 are excluded. A condition prior to closing is that the Company has satisfied all its requirements for the above mentioned years and that a tax clearance be issued by the State of Hawaii. The Company has been working with the State auditors and anticipates clearance prior to closing.

The Company has also obtained a verbal indication from FINOVA Capital Corporation of its willingness to wave one principal payment in the amount of approximately $225,000 in order for the Company to meet certain condition to close.

                         PART II.  OTHER INFORMATION



Item 6.         Exhibits and Reports on Form 8-K

                (a) The Exhibits noted herein as previously filed are hereby incorporated as an exhibit to this document by this reference as though set forth herein:

                        Exhibit 11 - Statement re: Computation of Earnings Per Share

                (b)     None

                                  SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this repot to be signed on its behalf of the undersigned thereunto duly authorized.



                                    PACIFIC INTERNATIONAL SERVICES CORP.



                                    By:  /s/ Alan M. Robin
                                         ------------------------------------
                                         Alan M. Robin
                                         President and Chief Execuive Officer



                                    By:  /s/ Richard Bauman
                                         ------------------------------------
                                         Richard Bauman
                                         Chief Financial Officer
                                         (Principal Financial Officer)




                                    By:  /s/ Tyrus Kawashima
                                         ------------------------------------
                                         Tyrus Kawashima
                                         Controller and
                                         Chief Accounting Officer
 November 14, 1995