Form 10-K
period 1995-12-31
PACIFIC INTERNATIONAL SERVICES CORP
filed 1996-04-01
CIK 727066

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-K
              Annual Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

For the fiscal year ended December 31, 1995      Commission file number 0-11404

                      PACIFIC INTERNATIONAL SERVICES CORP.
             (Exact name of registrant as specified in its charter)

         CALIFORNIA                                  95-2877371
(State or other jurisdiction of         (I.R.S. employer identification no.)
incorporation or organization)


2841 N. Nimitz Hwy, Honolulu,  Hawaii                  96819
(Address of principal executive offices)            (Zip code)


Registrant's telephone number, including area code:         (808)836-0515

Securities registered pursuant to Section 12(b) of the Act:

    Title of each class            Name of each exchange on which registered
    -------------------            -----------------------------------------
           None                                          None


Securities registered pursuant to Section 12(g) of the Act:

      Common Stock                      No par value
      Debentures                        10% Convertible Subordinated due 2007

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes X     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K. (   )

The aggregate market value of the Company's common stock, no par value, held by non-affiliates of the registrant (based upon the closing price of the common stock on NASDAQ) on March 19, 1996 was approximately $410,273.

As of March 29,1996 there were 13,234,599 shares of common stock, no par value, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                     PART I

ITEM 1.          BUSINESS

                                  THE COMPANY

                 Pacific International Services Corp., a California corporation (the "Company") was incorporated in Hawaii on April 8, 1974, as Olson Car Rental Corp. and changed its name to Pacific International Services Corp. on August 2, 1983. In November 1983, the Company changed its domicile and state of incorporation to California. The Company's common stock subsequently was sold to the public pursuant to the terms of a unit offering. On June 2, 1987 the Company's common stock began trading on the NASDAQ National Market under the symbol "PISC."

                 The Company's executive office is located at 2841 N. Nimitz Highway Honolulu, Hawaii 96819. Its telephone number is (808) 836-0515.

                 The Company currently operates a single line of business consisting of two automobile dealerships (see Financial Statements and accompanying notes). These operations are currently carried out through a wholly-owned subsidiary, South Seas Motors, Inc. (formerly Cutter Jeep Renault, Inc.), a Hawaii corporation incorporated in 1985 and acquired by the Company in October 1987.

DISCONTINUED OPERATIONS

                 During 1995 and in previous years, the Company also did business as Dollar Rent A Car under an exclusive license for the State of Hawaii with Dollar Systems, Inc. ("Dollar"). On December 21, 1995, having obtained the approval of shareholders on December 15, 1995, the Company sold substantially all of the assets relating to or used in the operation of the Company's vehicle rental and related operations to Dollar under the terms and conditions of a settlement agreement dated as of July 18, 1995, as amended.
The purchase price for the assets of the Division consisted of (i) $2,489,500 in cash and (ii) the assumption by Dollar of certain liabilities relating to the Division. The aggregate purchase consideration of cash and assumed liabilities was approximately $19.2 million. Dollar also received 10% of the Common Stock of the Company on a fully-diluted basis and a 10% promissory note in the amount of $778,500 in connection with the transaction. All representations and warranties made by the Company to Dollar in connection with the transaction are secured by the stock of South Seas Motors, Inc. for one year from the transaction date.

                 The net cash proceeds from the sale were used to retire approximately $4,979,000 of the outstanding principal balance of the Company's $5,250,000 10% Convertible Subordinated Debentures Due 2007 (the "Debentures")(at a rate of $.50 per $1.00 in face amount of tendered Debentures). In addition, the tendering Debenture holders received 0.769505 shares of Common Stock per $1.00 in face amount of Debentures tendered.
The Company issued approximately 3,831,337 shares (approximately 30%) of the Common Stock of the Company on a fully-diluted basis pursuant to this exchange.

AUTOMOBILE DEALERSHIPS

                 On October 30, 1987, the Company acquired Cutter Jeep Renault, Inc., a Jeep Eagle dealership in Hawaii, whereupon the Company combined the operations of South Seas Motors, a subsidiary of the Company formed in 1985, and Cutter Jeep Renault into a full-service car and truck dealership subsidiary. The subsidiary's name was subsequently changed from Cutter Jeep Renault, Inc. to South Seas Motors, Inc. ("South Seas"). South Seas currently operates dealerships in two locations on the island of Oahu, South Seas Jeep Eagle and Oahu Chrysler Jeep.

                 The Company operates under Dealership Agreements with Chrysler Corporation ("Chrysler") and Hyundai Motors of America ("Hyundai"). The Hyundai Agreement extends for two years and expires in July 1996. The Company believes that it will be able to renew this Agreement since it is currently ranked one of the top ten dealerships within its geographic zone. The Chrysler Agreement has no expiration date but may be terminated under certain conditions such as failure to meet certain financial requirements and customer satisfaction indexes. The Company believes that it is currently in good standing with Chrysler. The Company believes that if one or both of these Agreements were terminated, the net result would have a negative effect on the operation of the Company.

                 South Seas Jeep Eagle is located at the corner of Nimitz Highway and Lagoon Drive near Honolulu International Airport. This dealership offers new Jeep, Eagle, and Hyundai vehicles. Oahu Chrysler Jeep began business in 1992 in the Waipahu Industrial Park. This dealership sells new Chrysler, Plymouth, Jeep and Eagle vehicles. Both locations sell used cars and have full service facilities.

                 Through these two dealerships, South Seas maintains a diverse inventory of new and used cars and trucks. During 1995, the combined dealerships had retail sales of approximately 84 new vehicles and 159 used vehicles per month, as compared to 1994 when an average of 81 new and 130 used vehicles were sold per month.

                 South Seas formerly did business, beginning in September 1992, in Kaneohe on the island of Oahu; South Seas closed these operations near the end of 1993 when the Company was unable to acquire a new car franchise and determined a used car dealership could not be operated profitably at this location. As a result of the closure, the Company incurred an abandonment loss of $137,000. The Company has subleased the sales facility at this location and is attempting to sublease the service facility. As of December 31, 1995, the Company had a reserve of $100,000 to cover estimated losses, if any, related to the ultimate disposition of the lease at this location.

                 The City and County of Honolulu, Motor Vehicle Division, reports that during 1995 and 1994 approximately 800,000 passenger motor vehicles were registered in the State of Hawaii, of which approximately 55% were registered on the island of Oahu. According to the Hawaii Automobile Dealers' Association, new car and truck sales were 73,000, 83,000 and 79,000 for 1995, 1994, and 1993, respectively. 42,000, 43,000 and 46,000 new cars and trucks were sold on the island of Oahu in 1995, 1994 and 1993, respectively.

INSURANCE

                 The Company maintains insurance in amounts consistent with industry standards.

COMPETITION

                 The Company's vehicle sales operations compete with other new and used car dealerships on the island of Oahu. The Company competes with two other Jeep Eagle dealerships, two other Chrysler Plymouth dealerships and many other new car dealerships that sell vehicles manufactured by other domestic and foreign manufacturers. Certain dealers have greater resources than the Company, hold multiple dealerships and are, therefore, able to devote more advertising dollars to their dealership operations.

EMPLOYEES

                 As of December 31, 1995, the Company had approximately 110 full and part time employees. The Company has no collective bargaining obligations or agreements, and management considers relations to be good.

GOVERNMENT REGULATION

                 The vehicle sales industry in Hawaii is subject to government regulations generally applicable to businesses and vehicle owners in the State, including licensing, safety checking and disclosures, and environmental regulations. The Company believes that it is in compliance with all such applicable laws.

ITEM 2.           PROPERTIES

                 The Company leases a 62,000 square foot property at the corner of Nimitz Highway and Lagoon Drive near the Honolulu International Airport for its South Seas Jeep Eagle automobile dealership. This lease expires in December 2002. During 1993 the Company subleased an 8,400 square foot property across the street from its dealership location in order to expand its service facility for this dealership. The sublease also expires in December 2002. In addition, the Company has leased a warehouse facility across the street from the dealership for new car storage. The lease for this facility runs on a month to month basis.

                 The Company leases approximately 55,000 square feet of property in the Waipahu Industrial Park for its Oahu Chrysler Jeep dealership. This lease expires in March 2021. During 1992, the Company remodeled the building located at this site and moved its Waipahu operations to the remodeled building. The Company also leases a facility (approximately 10,000 square feet) in Waipahu that it utilizes for new car storage. The term of this lease extends until 1999, and the Company has an option to renew the lease or buy the property upon termination of the existing lease. The former storage facility of the Company's Waipahu operations remains subject to a lease that extends until 1997. The Company currently is subleasing this site to a third party.

                 The Company leased approximately 28,300 and 8,500 square feet of property in Kaneohe for the South Seas Kaneohe dealership operations that closed in late 1993. The leases for these properties expire in October 2003 and August 1998, respectively. In February 1994 the Company sublet the sales facility (28,300 square feet) at this location and is presently subleasing 3,000 square feet of the remaining property. The Company is actively seeking a subtenant for the remaining 5,500 square feet. The Company has provided for anticipated losses on this lease.


ITEM 3.          LEGAL PROCEEDINGS

                  In 1994, a former employee of South Seas filed a claim against the Company seeking damages allegedly sustained as a result of discrimination based upon her age and gender. The case was tried and resulted in a jury verdict in favor of the employee of approximately $1.8 million, which is comprised of $150,000 in past wages, $800,000 in future lost income, $325,000 in general damages and $500,000 in punitive damages.

                  The claim was insured through the Company's insurance policy up to a limit of $500,000. The Company's insurance carrier hired counsel to defend the Company in the initial trial and has authorized an appeal from judgment and secured appellate counsel to assist in this regard. The Company's insurance carrier has informed the Company that it intends to post a bond in the amount determined by the court in order to appeal the verdict. Post-trial motions are expected to be filed, including a motion for a new trial. In addition, the insurance carrier is making an effort to settle the case. At December 31, 1995, the Company recorded a receivable and corresponding liability of $500,000 representing the policy limit.

                  Management is unable to make a meaningful estimate of the amount of loss that could result from an unfavorable outcome of this case. It is possible that the Company's results of operations and cash flows would be materially affected by an ultimate unfavorable outcome. However, based on discussions with legal counsel and the insurance carrier's representations, management believes that the Company's exposure for damages in excess of the policy limits are minimal. Accordingly, the Company has not provided a reserve in excess of the $500,000 policy limit.

                 The Company is not a party to any other litigation that it believes would have a material adverse impact on its operations.

ITEM 4.          OTHER EVENTS

                 At a special meeting of shareholders held on December 15, 1995, the shareholders of the Company approved the sale of substantially all of the Company's assets and liabilities relating to its vehicle rental division. No other business was conducted at the meeting. For a more comprehensive discussion of the transaction that was approved by the share holders, see
Item 1 "Business -- Discontinued Operations," Item 7 "Significant Transactions" and Note 2 to the Consolidated Financial Statements.

                                    PART II

ITEM 5.          MARKET FOR THE COMPANY'S SECURITIES AND RELATED
                 SHAREHOLDER MATTERS

                 On October 5, 1995 the Company was notified by NASDAQ that it was considering whether to continue to list the Company's stock on its National Market exchange due to the Company's failure to satisfy minimum trading value and certain capital requirements of NASDAQ. The Company was advised on October 12, 1995 that NASDAQ would grant an exception to these requirements subject to certain conditions, including that the Company obtain the approval of its shareholders for the sale of its rental vehicle operations by November 15, 1995. The Company was subsequently notified by NASDAQ on November 8, 1995 that the deadline would be extended to November 30, 1995. The Company was notified on December 8, 1995 that, due to failure to obtain shareholder approval prior to the extended deadline, it would be delisted from NASDAQ effective as of that date.

                 The following sets forth, for the fiscal quarter indicated, the high and low closing sales prices per share of the Company's Common Stock. The prices per share reflect the inter-dealer prices, without retail mark-up, mark-down or commission and do not necessarily represent actual transactions:

                 1995                                       High                Low
                                                            ----               ----
                      1st Quarter                           7/8                13/32
                      2nd Quarter                           9/16               5/16
                      3rd Quarter                           7/16               1/8
                      4th Quarter                           1/10               1/50

                 1994                                       High                Low
                                                            ----               ----
                      1st Quarter                           13/16              7/16
                      2nd Quarter                           15/16              1/2
                      3rd Quarter                           3/4                7/16
                      4th Quarter                           3/4                3/8

                 As of March 19, 1996, the Company had approximately 1,159 holders of record of its Common Stock.

DIVIDENDS

                 The Company has never declared or paid a cash dividend on its Common Stock and is currently prohibited from paying any dividends by covenants contained in certain loan agreements to which the Company is a party. The Board of Directors does not anticipate paying any cash dividends in the foreseeable future. Subject to restrictions under its credit arrangements, the Company's future dividend policy will depend on a number of factors, including future earnings, capital requirements, the financial condition, the prospects of the Company and such other factors as the Board of Directors deems relevant.

ITEM 6.         SELECTED FINANCIAL DATA

The following selected financial data relating to the Company for the periods set forth below have been derived from the consolidated financial statements of the Company. Such data for the years ended December 31, 1995, 1994 and 1993 should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements of the Company and notes thereto appearing elsewhere herein.

         (In thousands except per share amounts, ratios and other data)

                                              1995         1994          1993         1992           1991

OPERATING DATA
Revenues
  Vehicle sales                             $  40,598    $  34,575    $  40,557    $   28,414     $   21,020
  Parts and services                            3,787        3,908        2,712         2,001          1,158
  Finance and insurance income                    609        1,215          719         1,105            994
                                            ---------    ---------    ---------    ----------     ----------
    Total revenues                             44,994       39,698       43,988        31,520         23,172

Cost of sales
  Vehicle sales                                31,980       27,363       31,135        22,793         16,816
  Parts and services                            2,694        2,382        1,569         1,138            648
                                            ---------    ---------    ---------    ----------     ----------
    Total cost of sales                        34,674       29,745       32,704        23,931         17,464

Gross profit on sales                          10,320        9,953       11,284         7,589          5,708
Selling, general and administrative
  expenses                                     11,165        9,886       10,814         7,067          6,372
                                            ---------    ---------    ---------    ----------     ----------

Operating income (loss)                          (845)          67          470           522           (664)
Other income (expense)
  Interest expense                               (122)         (74)        (158)          (37)           (30)
  Interest income                                   1            3            2             2
  Other income (expense), net                    (100)                     (146)         (109)          (234)
                                            ---------    ---------    ---------    ----------     ----------

Income (loss) before income taxes              (1,066)          (4)         168           378           (928)
Provision for income taxes                         --           --           --            --             --
                                            ---------    ---------    ---------    ----------     ----------

Income (loss) from continuing operations
  before extraordinary item and discontinued
  operations                                   (1,066)          (4)         168           378           (928)

Discontinued operations
  Loss from operations of discontinued
    vehicle rental division                    (6,471)      (1,423)        (972)       (2,483)        (1,176)
  Gain on disposal of vehicle rental
  division                                      5,524           --           --            --             --
                                            ---------    ---------    ---------    ----------     ----------

Loss before extraordinary item                 (2,013)      (1,427)              (804)      (2,105)       (2,104)
Gain on debenture exchange                      2,408           --                 --           --         5,614
                                              -------       ------            -------     --------      --------
    Net income (loss)                         $   395      $(1,427)           $  (804)    $ (2,105)     $  3,510
                                              =======      =======            =======     ========      ========
Earnings (loss) per common and
  common equivalent share
    Continuing operations                     $ (0.13)      $   --            $  0.02     $   0.04      $  (0.12)
    Discontinued operations                     (0.11)       (0.18)             (0.11)       (0.27)        (0.16)
    Extraordinary gain (1)                       0.29           --                 --           --          0.74
                                              -------      -------            -------     --------      --------
         Net income (loss)                    $  0.05       $(0.18)           $ (0.09)    $  (0.23)     $   0.46
                                              =======      =======            =======     ========      ========
Weighted average number of
  common shares outstanding                     8,235        8,080              9,009        9,009         7,551
                                              =======      =======            =======     ========      ========

BALANCE SHEET DATA
Total assets                                  $16,748      $69,272            $71,892     $110,802      $104,300
Notes payable and long-term debt               11,374       48,034             49,563       90,127        86,547
Convertible subordinated debentures               271        5,250              5,250        5,250         5,250
Shareholders' equity                            2,589        2,091              3,518        4,323         6,427

OTHER DATA
Vehicles operated at period end (2)                          5,228              6,623        7,002         7,165
Rental vehicles sold during period              4,493        5,275              7,529        6,648         6,116





(1) Includes a gain of $4,221,000 or $0.56 per share, net of income taxes, resulting from a debenture exchange and a credit of $1,393,000 or $0.18 per share resulting from the utilization of net operating loss carryforwards during 1991.

(2) Excluding vehicles held for sale by automobile dealerships.

ITEM 7.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS - THREE YEARS ENDED DECEMBER 31, 1995

CONSOLIDATED RESULTS

                 The Company reported a consolidated net profit of $395,000 or $.05 per share for the year ended December 31, 1995, as compared with a consolidated net loss of $1,428,000 or $.18 per share in 1994 and a net loss of $804,000 or $.09 per share in 1993. The 1995 results reflect a gain of $5,524,000 on the sale of the rental car division and an extraordinary gain of $2,408,000 upon the exchange of the Company's subordinated debentures. The net losses in 1994 and 1993 are due primarily to the losses suffered by the discontinued rental car division during those years.

                 During 1993 the Company absorbed a $574,000 loss from its Kaneohe vehicle dealership. This loss included $137,000 which was incurred upon closure of the dealership and is classified as a non-operating expense. The Company closed this satellite dealership in December 1993 when it was unable to acquire a new car franchise for that location and determined that profitable operations solely as a used car dealership were not possible at this location.

VEHICLE SALES OPERATING RESULTS

                 OPERATING INCOME/LOSS. The Company's vehicle sales division reported an operating loss of $845,000 in 1995, as compared with operating income of $67,000 in 1994 and $470,000 in 1993. The operating loss in 1995 reflects a write-down of approximately $124,000 on the Company's inventory of 1995 model year vehicles at year-end and certain accounting adjustments. These accounting adjustments, which were recorded in the fourth quarter of 1995, included (i) an increase in lease expense of $220,000 to recognize periodic lease increases as per the lease agreement, and (ii) an increase of $250,000 in the Company's reserve for early payoff adjustments on vehicle financing and
(iii) an increase of $107,000 related to an increase in bad debt reserves. The reduction in operating income in 1994 versus 1993 is mainly due to a reduction related to other income from documentation fees due to lower unit sales and an increase in employee benefits.

                 NEW CAR UNIT SALES. New car unit sales in 1995 increased by less than 1% over new car unit sales in 1994, and new car unit sales in 1994 decreased by 18% compared to new car unit sales in 1993. The decrease in new car unit sales in 1994 by comparison to 1993 was attributable to an inventory shortage of Chrysler/Jeep products in 1994.

                 NEW CAR GROSS PROFIT. New car gross profit decreased by $523,000 (approximately 14%) to $3,102,000 in 1995 from $3,625,000 during 1994.
This decrease was primarily due to a change in the mix of new vehicles sold in the Company's dealership operations. New car gross profit in 1994 decreased by $169,000 (approximately 4.5%) from $3,794,000 in 1993 due to limited availability of inventory.

                 USED CAR UNIT SALES. Used car unit sales in 1995 increased by approximately 22% over used car unit sales in 1994. This increase was primarily due to the addition of a "sub prime" finance department that specializes in used vehicles and a stronger used car market. Used car unit sales in 1994 decreased by 19% as compared to used car unit sales in 1993 due to the closure of the Kaneohe operation.

                 USED CAR GROSS PROFIT. Used car gross profit increased by $742,000 (approximately 19%) to $3,913,000 in 1995 from $3,171,000 during 1994.
This increase was primarily due to the addition of a "sub prime" finance department specializing in used vehicles and a stronger used car market.
Used car gross profit in 1994 decreased by $663,000 (approximately 17%) from $3,834,000 in 1993. This decrease was primarily due to closure of the Company's Kaneohe dealership operations in late 1993.

                 FIXED EXPENSES. Fixed expenses increased by approximately $563,000 (approximately 5.6%) to $4,157,000 in 1995 from $3,594,000 in 1994.
This increase is attributable to increased lease rental expenses, increased bad debt reserve and increased personnel costs. Fixed expenses decreased by approximately $153,000 to $3,594,000 in 1994 from $3,749,000 in 1993. This decrease is partially attributable to the discontinuation of operations at the Kaneohe dealership in late 1993.

                 COMMISSION EXPENSES. Commission expenses were $1,643,000, $1,766,000 and $2,254,000 for 1995, 1994, and 1993 respectively. Commission expenses are based on gross profit on new and used cars and have no relationship to revenue.

                 REVENUES. The Company reported an increase in revenues of $5,295,000 (approximately 18.5%) to $44,994,000 during 1995 from $39,698,000 during 1994. Increased used car sales of $4,082,000 accounted for most of this increase. Vehicle revenues decreased by $4,289,000 (approximately 9.8%) from $43,988,000 in 1993. This decrease was primarily due to the closure of the Company's Kaneohe operations at the end of 1993 and to an insufficient new car inventory from Chrysler during 1994.

LIQUIDITY AND CAPITAL RESOURCES

                 The Company finances its new vehicles for its automobile dealerships under an aggregate of $13,500,000 in lines of credit issued by the Chrysler Corporation ("Chrysler"). These loans bear interest at a floating rate equal to the prime rate plus 1%. Interest on these loans is payable monthly, and the final maturity with respect to principal and interest of loans pursuant to this facility occurs in August of the year following the particular model year to which such loans apply. The Company had $9,373,199 and $4,402,000 outstanding as of December 31, 1995 and 1994, respectively, under these lines of credit. Chrysler also currently furnishes the Company with A $1,000,000 line of credit for its used car floor plan. This line of credit will be reduced in June 1996 to $750,000. The Company believes that it will be able to obtain financing from Chrysler sufficient to meet its future liquidity and capital needs.

                 During 1993, the Company completed expansion of two service facilitates at its dealerships located on Nimitz Highway and in the Waipahu Industrial Park. The Company financed these projects solely through mortgage debt and working capital generated by its vehicle sales operations. As of December 31, 1995, the Company had $479,322 and $556,515 of outstanding mortgage debt related to its Nimitz and Waipahu dealerships respectively.

                 The sale of the rental car division in December 1995, along with the retirement of the majority of its convertible subordinated debt, reduced the Company's debt service obligations by approximately $420,000 annually. Operating losses from the rental car division totaled $6,471,000, $1,423,000 and $972,000 for 1995, 1994 and 1993 respectively.

                 The Company believes that the sale of the vehicle rental division has improved the overall financial position of the Company. The settlement agreement with Dollar and the sale of the vehicle rental division, in management's opinion, was in the best interest of the Company in order to preserve the assets of the two dealerships. The Company, prior to the sale of the vehicle rental division had a significant negative net worth and had been losing substantial amounts of money over the last several years. See Item 1 "Business -- Discontinued Operations," Item 7 "Management's Discussion of Analysis -- Significant Transactions".

SIGNIFICANT TRANSACTIONS

SALE OF RENTAL CAR DIVISION

                 On December 21, 1995 the Company sold substantially all of its assets relating to vehicle rental operations to Dollar. The purchase price of the assets consisted of $2,489,500 in cash and the assumption by Dollar of the majority of the liabilities of the division. In connection with this transaction, Dollar also received 10% of the Common Stock of the Company on a fully-diluted basis and a note in the amount of $778,500 bearing interest at 10% per annum which is due 2007. As part of the terms and conditions of the sale of the rental car division to Dollar, representations and warranties made by the Company to Dollar are secured by the stock of South Seas Motors, Inc. for a period of one year from the transaction date.

DEBENTURE EXCHANGE

                 The net cash proceeds from the sale were used to retire $4,979,000 of the Company's outstanding Debentures at a rate of $.50 for each $1.00 in face amount of tendered Debentures. In addition, 3,831,337 shares of Common Stock were issued in the exchange. As a result of this transaction, the Company was able to retire nearly 95% of the Company's outstanding Debentures.



APPLICATION OF FINANCIAL ACCOUNTING STANDARDS NO. 109

                 The Company adopted Financial Accounting Standards 109 ("FAS 109") during 1993 and elected to reflect the effects of this accounting change in 1993 without restating prior years' consolidated financial statements. The effects of the adoption of FAS 109 did not result in an adjustment to the consolidated financial statements for any cumulative effect of a change in income taxes. Temporary differences resulting in deferred tax assets (which fully offset the deferred tax liability) primarily resulted from net operating loss carry forwards. A valuation allowance for the remaining deferred tax asset was recorded by the Company.

INFLATION

                 The Company has experienced the impact of inflation primarily in its occupancy costs.

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                 The financial statements, together with the report thereon of Price Waterhouse LLP, dated March 27, 1996, are contained in Item 14 in this Form 10-K Annual Report.

ITEM 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                 ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

                                    PART III


ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS


                                                 Age                 Position
                                                 ---                 --------
Alan M. Robin                                    59                  Chairman of the Board, President and
                                                                     Chief Executive Officer

Paul Finazzo                                     66                  Director

Richard E. Fahrenwald (1)                        69                  Director

William D. Seidle (1)                            70                  Director

James Freund (1)                                 75                  Director

Lionel Freitas (1)                               47                  Director

Ron Adams (1)                                    51                  Director

Stephen Robin (1)                                35                  Director, Vice President and General Manager

Richard Bauman                                   47                  Vice President and Chief Financial Officer




(1)  Appointed to the Board of Directors during March 1996.

Board of Director Changes

                 During March 1996, four board members, Scott Lang, George Hetherington, Rodney Gardiner and Raymond Miyashiro, gave notice of resignation. In explanation of their resignations, these members uniformly stated that they had helped the Company through the sale of the rental car division and that since they all had been on the board for at least five years, they felt individuals with retail automotive and sales experience would be more beneficial to the Company.

                 ALAN M. ROBIN has been an officer, director and principal shareholder of the Company since 1976. Mr. Robin served as Chairman of the Board of the Company from 1980 through 1988 and has served in that capacity since July 1992. He has served as President and Chief Executive Officer of the Company since 1980. Mr. Robin was President and Chairman of the Board of Open Road Industries, Inc., a manufacturer and retailer of recreational vehicles from 1969 to 1976. Mr. Robin is also the Chairman of the Board, President and Chief Executive Officer of South Seas Motors, Inc., a wholly-owned subsidiary of the Company.

                 PAUL J. FINAZZO has been a director of the Company since 1987 and served as its Chairman of the Board from May 1991 to July 1992. He has served as a consultant to the Company since 1989. On October 25, 1991, he was appointed by the U. S. Bankruptcy Court as Trustee for the First Family of Travel. On January 1, 1992, Mr. Finazzo was appointed Chairman of the Board of Oahu Transit Services, Inc., the company that has been contracted by the City and County of Honolulu to operate "The Bus". From July 1989 to September 1990, Mr. Finazzo was President and Chief Executive Officer of Hawaii Pacific Sports, Inc. and is currently a director of that company. He was the President and Chief Executive Officer of Hawaiian Airlines, Inc. from April 1985 until April 1989 and its President and Chief Operating Officer from November 1982 until April 1985. From 1967 to 1982, Mr. Finazzo was Chairman, President and Chief Executive Officer of the Miami, Florida, based airline Airlift International, Inc.

                 JAMES V. J. FREUND became a Director in March 1996. Mr. Freund is currently retired. From 1975 to 1988, Mr. Freund was Vice President and General Manager of Honolulu Chrysler-Plymouth Nissan. Prior to 1975, Mr. Freund held various executive positions with the M. F. Salta Management Group and Wane Management Group.

                 RICHARD E. FAHRENWALD became a Director in March 1996. Since 1980, Mr. Fahrenwald has owned his own real estate brokerage business specializing in automotive properties and businesses. Mr. Fahrenwald owned a number of automobile dealerships including Fahrenwald Buick, Chevrolet Oldsmobile, Kyle Motors, Aloha Motors, Bay City Motors, and The University Auto Group from 1953 through 1973. From 1974 through 1980 Mr. Fahrenwald was involved in commercial real estate.

                 WILLIAM D. SEIDLE became a director in March 1996. Mr. Seidle presently owns and operates Bill Seidle's Chevrolet/Oldsmobile, Bill Seidle's Nissan, Bill Seidle's Suzuki, and Bill Seidle's Mitsubishi in the Miami, Florida, area. Mr. Seidle also is a United States Federal Bankruptcy
Trustee, and has been recognized in the Congressional Record of the 99th Congress, as a corporate rebuilder.

                 LIONEL FREITAS became a director in March 1996. From 1988 until early 1996, Mr. Freitas was Vice President of Pacific Operations for ADT Automotive Services, Inc., which operates automobile auctions and inspection services throughout the mainland and Hawaii. Mr. Freitas presently is a consultant in the automotive industry in Hawaii. Mr. Freitas also managed fleet and operations for Dollar Rent-A-Car Hawaii for over 8 years.

                 STEPHEN ROBIN became a director in March 1996 and has served as Vice President and General Manager of South Seas, a subsidiary of the Company, since March 1992. He has been employed by South Seas since May 1986, serving as sales manager from November 1987 through March 1991 and as General Sales Manager from March 1991 through October 1995. Since October 1995, he has been General Manager of the Company's Waipahu dealership. Stephen Robin is the nephew of Alan M. Robin.

                 RICHARD BAUMAN joined the Company in May 1995 as Vice President, Chief Financial Officer and Secretary. Prior to joining the Company, Mr. Bauman spent 2 and 5 years, respectively, with Price Waterhouse LLP and Arthur Andersen LLP as a Senior Manager in each company's specialty services group. Prior to that, Mr. Bauman was Executive Vice President for a $30 million specialty chemical company. Mr. Bauman also spent 7 years with Alberto Culver Company and 9 years with Kraft General Foods in various financial and operational positions.


SECTION 16 DISCLOSURE

                 Section 16 of the Securities Exchange Act of 1934, as amended, requires that officers, directors, and holders of more than 10% of the common stock of a company file reports of their trading in company equity securities with the Securities and Exchange Commission. Based solely on the Company's review of copies of reports made pursuant to Section 16 and written representations from reporting persons that no other reports were required, the Company believes that all Section 16 filing requirements applicable to the Company's reporting persons were complied with during 1995.

ITEM 11.         EXECUTIVE COMPENSATION

                 The following table discloses compensation received by the Company's Chief Executive Officer and the Company's four other most highly compensated employees.

SUMMARY COMPENSATION TABLE



                                                                                       Long Term Compensation
                                                                                               Awards
                                                                                               ------
                                       Annual Compensation                         Restricted
     Name and                          -------------------                           Stock     Options/    All Other
Principal Position                Year  Salary($)(1)   Bonus($)    Other(2)(3)     Awards($)   SAR(#)   Compensation(s)
- ------------------                ----  ------------   --------    -----------     ---------   ------   ----------------
Alan M. Robin                     1995    $322,000          -         38,400           -         -            -
   Chairman of the
   Board, President               1994     301,200      100,000       38,400           -         -            -
   and Chief
   Executive Officer              1993     285,300          -         39,700           -         -            -

Calvin Cohen                      1995     213,700          -            -             -         -            -
   Finance Manager
   South Seas Motors, Inc. (4)    1994     129,900          -            -             -         -            -

                                  1993     195,000          -          5,000           -         -            -

Stephen Robin                     1995     145,000          -         10,000           -         -            -
   Vice President and
   General Manager,               1994     151,200          -          5,000           -         -            -
   South Seas Motors,
   Inc.                           1993     131,300          -          5,000           -         -            -

Ronald Jones                      1995     119,000          -          5,000           -         -            -
   Sales
   Manager                        1994     126,700        3,500        5,000           -         -            -
   South Seas Motors,
   Inc. (4)                       1993     124,500        6,700        5,000           -         -            -

Richard Bauman                    1995      84,400          -         18,900           -         -            -
   Chief Financial
   Officer (4)                    1994         -            -            -             -         -            -

                                  1993         -            -            -             -         -            -

(1) Annual salary figures for Messrs. Cohen, S. Robin and Jones consist of salary plus commissions based upon vehicles or financing sales. Mr. Stephen Robin receives an annual salary of $120,000 and Messrs. Cohen and Jones receive an annual salary of $12,000. Amounts in excess of these numbers represent commissions.


(2) Includes personal use of a Company car at an estimated incremental cost of $5,000 per year for each individual listed on the table. Mr. Alan Robin and Stephen Robin each have an additional car at a cost estimated at $5,000.

(3) Includes housing assistance of $24,000 for each year paid on behalf of Mr. Alan Robin and $2,000 per month for living and travel expenses for Mr. Bauman.

(4) Mr. Bauman became an Executive Officer of the Company in May 1995. Mr. Jones and Mr. Cohen are not Executive Officers of the Company or South Seas but are considered key employees of the Company.

OPTION/SAR GRANTS

                 The Company did not grant any Stock Options or Stock Appreciation Rights to the officers and employees named in the Summary Compensation Table during fiscal 1995. None of the officers and employees named in the Summary Compensation Table holds any option to purchase shares of the Company's Common Stock.

OTHER PLANS

                 The Company has no pension plans or long-term incentive plans. The Company does maintain a 401(k) plan pursuant to which the Company contributed up to $300 per employee during 1995.


REPORT ON COMPENSATION

                 The Company's Compensation Committee during 1995 consisted of Mr. Hetherington and Mr. Miyashiro. The Compensation Committee considered all decisions relating to executive compensation during 1995. Mr. Hetherington and Mr. Miyashiro resigned in March 1996.

COMPENSATION PRINCIPLES APPLICABLE TO EXECUTIVE OFFICERS

                 The Compensation Committee bases executive officer compensation on the following guidelines:

                 1. Competitive pay and benefits that allow the company to (a) attract and retain people with the skills critical to the long-term success of the Company, and
                          (b) maintain compensation costs that are competitive.

                 2. Pay for performance to motivate and reward individual and team performance in attaining business objectives and maximizing shareholder value.

EXECUTIVE OFFICER COMPENSATION PRACTICES

                 The Company's executive compensation program consists of three main components: (1) base salary and commissions, (2) potential for an annual bonus based upon individual performance and (3) potential for stock options. The first element has, during the last several years, constituted the primary means of compensating the Company's executive officers. The second and third elements of the compensation program are designed to compensate the executive for extraordinary services.

SALARIES AND COMMISSIONS

                 With the exception of the Chief Executive Officer and the Chief Financial Officer of the Company, officers and key employees of the Company are paid an annual salary plus commissions that are based on vehicle or financing sales (whichever is applicable to such employee's position). Salary levels remain fairly constant from year to year and generally comprise a relatively small portion of the employee's total annual cash compensation.

                 The Compensation Committee ordinarily approves the base salary levels for the Chief Executive Officer and the Chief Financial Officer. The Committee makes determinations as to appropriate base salary levels based upon a subjective evaluation of the executive's scope of responsibility, background and job performance. Such base salary levels ordinarily are then fixed by employment contracts applicable to such officers. During 1995, Mr. Alan Robin, the Chief Executive Officer of the Company, made a recommendation to the Compensation Committee as to the appropriate base salary to be paid to the Chief Financial Officer. Upon due consideration, the Committee approved Mr. Robin's recommendation.

INCENTIVE COMPENSATION

                 The Company does not pay incentive compensation pursuant to any fixed formula, and there is no specific relationship between corporate performance and incentive compensation. The Company from time to time pays incentive bonuses to executive officers and key employees based on the Compensation Committee's subjective evaluation that extraordinary services were rendered that benefited the Company.

COMPENSATION OF THE CHIEF EXECUTIVE OFFICER


                 Decisions regarding compensation of the Company's Chief Executive Officer are made in the same way, and according to the same factors, as compensation decisions relating to all Executive Officers. The current compensation package of the Chief Executive Officer is fixed by an employment agreement.


                                SUBMITTED BY THE
                              BOARD OF DIRECTORS

                                 Alan M. Robin
                                Paul J. Finazzo
                               James V.J. Freund
                             Richard E. Fahrenwald
                               William D. Seidle
                                 Lionel Freitas
                                  Ronald Adams
                                 Stephen Robin

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

                 The following is a summary of certain business relationships between the former members of the Compensation Committee and the Company:

                 Certain companies owned by Raymond I. Miyashiro, a former member of the Company's Board of Directors and Compensation Committee, are wholesale customers of the Company's vehicle rental operations. During 1995 these companies paid the Company $813,000 for vehicle rentals at prevailing wholesale rates. In addition, the Company purchased $21,000 of airline tickets at prevailing market rates from a travel agency owned by Mr. Miyashiro.

                 During 1995, the Company paid $264,000 for legal services to a law firm of which J. George Hetherington, a former member of the Company's Board of Directors and Compensation Committee, is a shareholder.

DIRECTORS COMPENSATION

                 Each Director who is not an officer or employee of the Company received $2,500 during 1995 for his services as director.

EMPLOYMENT CONTRACTS

                 The Company has an employment agreement with Mr. Alan Robin which expires in 2000. During 1995, South Seas agreed to guaranty the payment of all compensation due Mr. Robin pursuant to this Agreement. The agreement provides for a base salary of $322,000 beginning in 1995, subject to annual increases based upon the consumer price index (CPI). In addition, the agreement includes a housing allowance of $24,000 per year and the use of two automobiles. Mr. Robin is also eligible to participate in all of the fringe benefits that the Company customarily affords its executive officers and to discretionary bonuses and such stock options as may be awarded by the Board of Directors.

         Mr. Robin's employment agreement was amended in November 1995 to provide that, in the event of a change in control of the Company, Mr. Robin will have a unilateral right to terminate the agreement if the change in control results in a material adverse change in his employment. Upon any such termination, Mr. Robin has a right to receive a lump sum payment equal to 200% of his annual base salary, which payment is to be reduced by 3 1/2% for each full month that has passed since the sale of the Company's vehicle rental operations, but will not be less than 100% of this annual base salary. A "change in control" is defined by the agreement to mean (i) a merger or consolidation of the Company with an entity which is not an affiliate of the Company, in which the Company is not the surviving corporation; (ii) a sale of substantially all of the assets of the Company; or (iii) a change of majority of the members of the Board of Directors, unless approved by the vote of a majority of current directors.

                 The Company entered into an employment agreement with Mr. Richard Bauman in May 1995. The two year agreement provides for an annual base salary of $120,000, the use of a corporate apartment valued at $1,200 per month and $800 per month travel allowance.

                 During 1993, the Company's subsidiary, South Seas, entered into
an employment agreement with Stephen Robin which expired in 1995.   This
agreement provided for a base salary of $120,000 and a commission equal to 10% of South Seas' annual pretax income. Mr. Robin is also eligible to participate in all of the fringe benefits which the Company customarily affords its executive officers.

                               PERFORMANCE TABLE

                 The table below compares the cumulative five-year total stockholder return on the Company's common stock against the cumulative total return of the NASDAQ market index. No other index is available for comparisons to automobile dealerships. Note: The stock price performance shown on the table below is historical and not necessarily indicative of future stock price performance.



                                      PISC
                               Performance Table

                          Nasdaq Composite                                  PISC
               ------------------------------------        ------------------------------------
                 Yr-To-Yr     Price                        Yr-To-Yr        Stock
                 Growth       Index       Balance           Growth         Price       Balance
                 ------      ------       -------           ------         -----       -------
12/31/90            n/a      373.84       $100.00              n/a         $0.375      $100.00
12/31/91         56.842%     586.34       $156.84          -17.067%        $0.311       $82.93
12/31/92         15.453%     676.95       $181.08          -39.550%        $0.188       $50.13
12/31/93         14.753%     776.82       $207.79          199.468%        $0.563      $150.12
12/31/94         -3.200%     751.96       $201.14           33.215%        $0.750      $199.98
12/31/95         39.920%    1052.14       $281.43          -97.333%        $0.020        $5.33



                     Assumes $100 Invested On Jan. 1, 1991
                          Assumes Dividends Reinvested

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                 AND MANAGEMENT

                 The following table sets forth, as of March 20, 1996, certain information with respect to all shareholders known by the Company to be beneficial owners of more than 5% of its outstanding Common Stock and with respect to beneficial ownership by the Company's Chief Executive Officer and by all of the Company's directors and executive officers as a group. Other than Mr. Alan Robin, none of the Company's directors or employees named in the Summary Compensation Table is a beneficial owner of any of the Company's Common Stock.


                                           Shares of               Percentage of
                                          common stock              outstanding
       Name and address                beneficially owned           common stock
       ----------------                ------------------          -------------
Alan M. Robin                                816,932                    6.2%

Principal Mutual Life
   Insurance Company                       1,605,253(1)                12.1%
   711 High Street
   Des Moines, Iowa 50392-0001

Invista Capital Management, Inc.           1,805,371(1)                13.6%
   699 Walnut, 1500 Hub Tower
   Des Moines, Iowa 50309

Dollar System                              1,323,462                     10%
   5330 East 31st Street
   Tulsa, OK 74135

Classic Custom Vacations                   1,153,846                    8.7%
    1 North First Street
    San Jose, CA  95113

Cutter Management Company                    950,000(2)                 7.2%
   2865 Pukoloa Street
   Honolulu, HI 96819

All directors and executive officers
   as a group (one (1) person)               816,932                    6.2%

- ----------

(1) Principal Mutual Life Insurance Company and Invista Capital Management, Inc. claim shared voting power and shared dispositive power with respect to these shares.

(2) Consists of 950,000 shares owned by Cutter Management Co., a company of which Nick S. Cutter serves as President and director.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                 Certain companies owned by Raymond I. Miyashiro, a former director of the Company, are wholesale customers of the Company's vehicle rental operations. During 1995 these companies paid the Company $813,000 for vehicle rentals at prevailing wholesale rates. In addition, the Company purchased $21,000 of airline tickets at prevailing market rates from a travel agency owned by Mr. Miyashiro.

                 During 1995 the Company paid for legal services in the amount of $264,000 to a law firm of which J. George Hetherington, a former director of the Company, is a shareholder.

                                    PART IV


ITEM 14.         EXHIBITS FINANCIAL STATEMENT SCHEDULES AND REPORTS
                 ON FORM 8-K

The following documents are filed as part of this report:

         Financial Statements:

                 Reports of Independent Accountants

                 Consolidated Balance Sheets at December 31, 1995 and 1994

                 Consolidated Statements of Operations for each of the years in the three-year period ended December 31, 1995

                 Consolidated Statements of Changes in Shareholders' Equity for
                     each of the years in the three-year period ended December 31, 1995

                 Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 1995

                 Notes to Consolidated Financial Statements

                 Financial Statement Schedules:

                   Schedule II - Valuation and Qualifying Accounts for the three years ended December 31, 1995

All other schedules are omitted because they are not applicable, or the required information is shown in the consolidated financial statements or notes thereto.

                 Exhibits:

                          The exhibits noted herein as previously filed are
hereby incorporated as an exhibit to this form by this reference as though set forth herein:


                 G        3.1     Articles of Incorporation of Registrant.
                 G        3.2     Bylaws of Registrant.
                 A        4.1     Specimen Certificate of Common Stock.
                 F        4.2     Form of Indenture.
                 F        4.3     Form of Certificate of Debenture.
                 A        10.1    State Lease DOT A-84-7, Lease Documents relating to
                                  Rent A Car Concession at Lihue Airport, Island of Kauai,
                                  State of Hawaii, dated April 9, 1984.
                 A        10.2    State Lease DOT A-84-24, Lease Documents relating to
                                  Rent A Car Concession at Hawaii District Airports, Island
                                  of Hawaii, State of Hawaii, dated April 12, 1984, as
                                  amended January 9, 1987.
                 A        10.3    Agreement dated July 1, 1989 between Yasuo Kuwaye and
                                  the Registrant.
                 A        10.4    State Lease DOT A-84-21, Lease documents relating to
                                  Rent A Car Concession at Kahului Airport, Island of Maui,
                                  State of Hawaii, dated April 9, 1984, as amended October
                                  1, 1985.
                 A        10.5    Amendment to Agreement between Alexander & Baldwin,
                                  Inc., and Registrant, dated June 30, 1983, as amended
                                  February 20, 1986.
                 G        10.6    Lease dated May 31, 1987 between 300 Corporation, The
                                  Gutman Realty Company and the Registrant, as amended on
                                  June 3, 1992.
                 G        10.7    Lease dated October 23, 1989 between State Teachers'
                                  Retirement System and the Registrant.
                 G        10.8    State Lease DOT A-87-19, Lease documents and
                                  amendments relating to Rent A Care Concession at
                                  Honolulu International Airport.
                 G        10.9    Loan Authorization and Agreement with U. S. Small
                                  Business Administration dated November 19, 1992,
                                  amended December 8, 1992.
                 G        10.10   Lease dated October 23, 1987 between Harry Weinberg and
                                  the Registrant, as amended on November 5, 1992.
                 G        10.11   Lease dated February 3, 1993 between Ichizo Nighio and
                                  the Registrant.

                 G        10.12   Sublease dated February 19, 1969 between Boulevard
                                  Properties, Inc. and Hawaiian Restaurants, Ltd.,
                                  Amendment to Sublease dated July 1, 1985 between Classic
                                  Properties, Inc. and the Registrant and an Assignment of
                                  Sublease and Consent dated July 9, 1985 between
                                  Spencecliff Corporation and the Registrant.
                 G        10.13   Lease dated March 14, 1992 between Classic Properties,
                                  Inc. and the Registrant.
                 G        10.14   Sublease dated July 23, 1992 by and between Windward
                                  Motors, Ltd. and South Seas Motors, Inc.
                 E        10.15   Automobile Renting and Leasing Agreement dated April 3,
                                  1974, as amended, between Registrant and Dollar Rent A
                                  Car Systems, Inc.
                 B        10.16   Registrant's 1983 Incentive Stock Option Plan.
                 B        10.17   Registrant's 1984 Non-Statutory Stock Option Plan.
                 D        10.18   Credit Agreement dated June 5, 1988 with the Bank of
                                  Hawaii, as amended, together with related Security
                                  Agreement, Mortgage, Mortgage Note and Note
                                  Modification Agreements.
                 E        10.19   Credit Agreement dated June 26, 1991 with Bank of
                                  Hawaii.
                 D        10.20   Term Loan Agreement dated September 30, 1988 with First
                                  Interstate Bank of Hawaii, as amended, together with
                                  related Mortgage.
                 G        10.21   Agreement dated July 17, 1991 between South Seas
                                  Motors, Inc. and Chrysler Credit Corp., as amended.
                 K        10.22   Lease dated June 1, 1994 between State Teachers'
                                  Retirement System and the Registrant.
                 G        10.23   Plan Sheet dated March 16, 1993 from Ford Motor Credit
                                  Company regarding terms of a $30,000 credit line.
                 C        10.24   Agreement dated July 13, 1983, between Pleasant Travel
                                  Service and Registrant with amendment dated February 14,
                                  1985 (confidential treatment received as to portions
                                  thereof).
                 E        10.25   Employment Agreement dated October 24, 1991 between
                                  the Registrant and Alan M. Robin.
                 E        10.26   Consulting Agreement dated January 1, 1992 between the
                                  Registrant and Paul J. Finazzo.
                 G        10.27   Employment Agreement dated June 1, 1992 between the
                                  Registrant and Lawrence Trachtenberg.
                 G        10.28   Employment Agreement dated June 1, 1992 between the
                                  Registrant and Sirio Maggiacomo.
                 G        10.29   Employment Agreement dated October 1, 1989 between the
                                  Registrant and Robert L. Solomon.

                 G        10.30   Employment Agreement dated January 1, 1993 between
                                  South Seas Motors, Inc. and Stephen Robin
                 K        10.31   Sublease dated October 1, 1994 between Yasuo Kuwaye
                                  and the Registrant.
                 G        10.32   Agreement dated October 11, 1991 between Dollar Rent A
                                  Car Hawaii and General Motors Corporation relating to the
                                  purchase of 1992 model year vehicles.
                 E        10.33   Advertising Purchase Agreement between Dollar Rent A
                                  Car and General Motors Corporation for the period from
                                  September 1, 1991 to August 31, 1992.
                 G        10.34   Agreement dated November 19, 1992 between the
                                  Registrant and General Motors Corporation relating to the
                                  purchase of 1993 model year vehicles.
                 G        10.35   Agreement dated November 11, 1992 between the
                                  Registrant and Ford Motor Company relating to the 1993
                                  Joint Advertising Program.
                 K        10.36   Amendment to Lease dated November 12, 1993 between
                                  Classic Properties, Inc. and the Registrant amending lease dated March 14, 1992.
                 G        10.37   Development and Licensing Agreement dated October 27,
                                  1992 by and between Alta Vista Systems, Inc. and the
                                  Registrant relating to the development of custom computer
                                  software.
                 G        10.38   First Amendment dated May 1, 1992 to Credit Agreement
                                  dated June 26, 1991 between the Registrant and the Bank of
                                  Hawaii.
                 G        10.39   Term Loan Agreement between South Seas Motors, Inc.
                                  and the Bank of Hawaii relating to a loan of $800,000
                                  principal amount.
                 G        10.40   Flooring and Security Agreement dated April 1, 1992
                                  between the Registrant and the Bank of Hawaii together
                                  with terms and conditions dated March 23, 1992.
                 G        10.41   Letter of Commitment dated March 17, 1993 between the
                                  Registrant and the Bank of Hawaii relating to a
                                  $20,000,000 flooring facility.
                 G        10.42   Term Sales and Service Agreement dated August 2, 1992
                                  between South Seas Motors, Inc. and the Chrysler
                                  Corporation.
                 G        10.43   Dealer Sales and Service Agreement dated January 18, 1993
                                  between South Seas Motors, Inc. and Hyundai Motor
                                  America.
                 H        10.44   Assignment of Sublease dated February 9, 1994 between
                                  South Seas Motors, Inc. and Windward Auto Sales, Inc.

                 H        10.45   Credit and Security Agreement dated June 3, 1993 between
                                  the Registrant and the Bank of Hawaii related to the
                                  $18,100,000 flooring lines of credit.
                 H        10.46   Restated Credit and Security Agreement dated February 3,
                                  1994, of the Credit and Security Agreement dated June 3,
                                  1993, between the Registrant and the Bank of Hawaii
                                  related to the $16,300,000 flooring lines of credit.
                 H        10.47   Master Lease Agreement dated November 19, 1992
                                  between the Registrant and Dollar Systems, Inc. relating to the purchase of 1994 model year vehicles.
                 H        10.48   Amendment of Lease between Ichizo Nishio and the
                                  Registrant dated February 3, 1993, as amended August 25,
                                  1993.
                 H        10.49   Lease dated November 25, 1992 between John T. King and
                                  the Registrant.
                 H        10.50   Indenture of Sublease dated April 6, 1993 between
                                  Industrial Investors, Inc. and South Seas Motors, Inc.
                 H        10.51   Plan Sheet dated March 10, 1994 from Ford Motor Credit
                                  Company regarding terms of a $7,500,000 credit line.
                 H        10.52   Letter dated March 2, 1994 from General Motors
                                  Acceptance Corp. amending the original loan agreement
                                  dated January 9, 1990, as amended March 2, 1990 and
                                  September 17, 1991.
                 H        10.53   Agreement dated May 25, 1993 between Dollar Rent A Car
                                  Hawaii and General Motors Corporation relating to the
                                  reclassification of 1992 model year vehicles.
                 H        10.54   Agreement dated November 23, 1993 between Dollar Rent
                                  A Car Hawaii and General Motors Corporation relating to
                                  the reclassification of 1993 model year vehicles.
                 H        10.55   Rent Determination Agreement; Amendment to Lease dated
                                  April 21, 1993 between KJL Associates and Classic
                                  Properties.
                 I        10.56   Assistance Agreement dated March 30, 1994 between the
                                  Registrant and Dollar Systems, Inc. and Dollar Rent A Car
                                  Systems, Inc.
                 K        10.57   Sublease dated June 29, 1994 between South Seas Motors,
                                  Inc. and Gerald L. Leavy Jr. and Conchita P. Leavy.
                 K        10.58   Cancellation and Surrender of Lease dated November 30,
                                  1994 between The Harry and Jeanette Weinberg
                                  Foundation, Inc. and the Registrant.
                 K        10.59   Agreement dated June 15, 1994 between Hyundai Motor
                                  America and the Registrant relating to the purchase of 1994 model year vehicles.

                 K        10.60   Agreement dated October 17, 1994 between Hyundai
                                  Motor America and the Registrant relating to the purchase
                                  of 1995 model year vehicles.
                 K        10.61   Credit and Security Agreement dated June 14, 1994
                                  between the Registrant and the Bank of Hawaii related to
                                  the $3,645,000 flooring line of credit.
                 K        10.62   Loan and Security Agreement dated November 30, 1994
                                  between the Registrant and Greyhound Financial
                                  Corporation related to the $15,000,000 flooring line of
                                  credit.
                 K        10.63   Employment Agreement dated January 1, 1995 between the
                                  Registrant and Alan M. Robin.
                 K        10.64   Employment Agreement dated January 1, 1995 between the
                                  Registrant and Sirio Maggiacomo.
                 K        10.65   Letter dated February 15, 1995 from General Motors
                                  Acceptance Corp. amending the original loan agreement
                                  dated January 9, 1990, as amended March 2, 1990 and
                                  September 17, 1991.
                 K        10.66   Assistance Commitment dated March 21, 1995 between the
                                  Registrant and Dollar Systems, Inc.
                 J        10.67   1994 Incentive Stock Option Plan and 1994 Non-Statutory
                                  Stock Option Plan.
                          10.68   Assumption Agreement, dated July 1, 1995 between South
                                  Seas Motors, Inc. and Alan Robin.
                          10.69   Amendment of Employment Agreement, dated November 1,
                                  1995, between the Registrant and Alan Robin.
                          10.70   Employment Agreement, dated may 15, 1995, between the
                                  Registrant and Richard Bauman.
                          10.71   Assumption Agreement, dated July 1, 1995 between South
                                  Seas Motors, Inc. and Richard Bauman.
                 L        10.72   Settlement Agreement, dated July 18, 1995, between the
                                  registrant and Dollar Systems, Inc.
                 M        10.73   Amended Agreed Practices (It is not clear from the copy I
                                  have which franchise this applies to -- fill in appropriate franchiser information).
                 M        10.74   Amended and Restated Stock Pledge Agreement, dated
                                  October 27, 1995, between the Registrant and Dollar
                                  Systems, In.
                 M        10.75   Notice of Modification of Existing Franchise from Dollar
                                  Systems, Inc. to the Registrant, effective April 3, 1974.
                 M        10.76   First Amendment to Settlement Agreement Between the
                                  Registrant and Dollar Systems, Inc., effective April 3, 1974.
                 N        10.77   Information Agent Agreement between the Registrant and
                                  Georgeson & Company Inc. relating to solicitation of

                                  proxies for Special Meeting of shareholders on December
                                  15, 1995
                 N        10.78   Depository Agent Agreement between the Registrant and
                                  First Fidelity Bank, N. A.
                          11.     Computation of Earnings per Share.
                          21.     Subsidiaries of the Registrant.

A                Previously filed as an exhibit to Registration Statement No. 2-93771.
B                Previously filed as an exhibit to Registration Statement No. 2-86094(LA)
C                Previously filed as an exhibit to 8-K dated May 28, 1987.
D                Previously filed as an exhibit to an 8-K dated December 31, 1990.
E                Previously filed as an exhibit to 10-K dated December 31, 1991.
F                Previously filed as an exhibit to Registration Statement No. 33-16404.
G                Previously filed as an exhibit to 10-K dated December 31, 1992.
H                Previously filed as an exhibit to 10-K dated December 31, 1993.
I                Previously filed as an exhibit to 8-K dated May 26, 1994.
J                Previously filed as an exhibit to S-8 dated September 9, 1994.
K                Previously filed as an exhibit to 10-K dated December 31, 1994.
L                Previously filed as an exhibit to Proxy Statement filed December 7, 1995.
M                Previously filed as an exhibit to Proxy Statement filed November 14, 1995.
N                Previously filed as an exhibit to Schedule 13E, filed November 2, 1995.

                 (b)      Reports on Form 8-K:

                 Form 8-K related to an Event of August 7, 1992, as amended, related to Item 4.

                                   SIGNATURES


                 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           PACIFIC INTERNATIONAL SERVICES CORP.
                                           (Registrant)


                                           By   /s/ ALAN M. ROBIN
                                                --------------------------------
                                                Alan M. Robin
                                                Chairman of the Board, President
                                                and Chief Executive Officer
                                                (Principal Executive Officer)

March 28, 1995



                 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



SIGNATURE                                          TITLE                          DATE
  /s/ Alan M. Robin                        Chairman of the Board,            March 27, 1996
- ----------------------------------         President and Chief
      Alan M. Robin                        Executive Officer


   /s/ Paul J. Finazzo                     Director                          March 27, 1996
- ----------------------------------
       Paul J. Finazzo

  /s/ James V.J. Freund                    Director                          March 27, 1996
- ----------------------------------
      James V.J. Freund

  /s/ Richard E. Fahrenwald                Director                          March 27, 1996
- ----------------------------------
      Richard E. Fahrenwald

  /s/ William D. Seidle                    Director                          March 27, 1996
- -------------------------------------
      William D. Seidle

  /s/ Lionel Freitas                       Director                          March 27, 1996
- ----------------------------------------
      Lionel Freitas

 /s/ Ronald Adams                          Director                          March 27, 1996
- ----------------------------------
     Ronald Adams

 /s/ Stephen Robin                         Director                          March 27, 1996
- ----------------------------------
     Stephen Robin

 /s/ Richard Bauman                        Chief Financial Officer           March 27, 1996
- ----------------------------------         (Principal Financial Officer)
     Richard Bauman                        (Principal Accounting Officer)

 /s/ Dung Ngoc Le Jackie                   Business Manager                  March 27, 1996
- --------------------------
     Dung Ngoc Le Jackie

                       Report of Independent Accountants


To the Board of Directors and Shareholders of Pacific International Services Corp.

In our opinion, the consolidated financial statements listed in the index appearing under Item 14 on page 26 present fairly, in all material respects, the financial position of Pacific International Services Corp. and its subsidiaries (the Company) at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PRICE WATERHOUSE LLP


Honolulu, Hawaii
March 27, 1996

Pacific International Services Corp.
Consolidated Balance Sheet
December 31, 1995 and 1994


                                                                              1995                1994
                               Assets
Cash and cash equivalents                                                   $    521,932        $    831,952
Receivables, net                                                               2,980,560          10,023,512
Automobile dealership vehicle inventories                                      9,011,840           4,961,600
Inventories and prepaid expenses                                                  58,213             899,453
Rental vehicles
   Cost                                                                                           47,264,408
   Accumulated depreciation and reserves                                                          (4,896,998)
                                                                            ------------        ------------
                                                                                                  42,367,410
                                                                            ------------        ------------
Furniture, equipment and leasehold improvements
   Furniture and equipment                                                     1,272,676           5,125,758
   Leasehold improvements                                                      3,252,653           7,747,054
   Vehicles                                                                      394,744             129,993
                                                                            ------------        ------------
                                                                               4,920,073          13,002,805
   Accumulated depreciation and amortization                                  (1,629,863)         (4,752,706)
                                                                            ------------        ------------
                                                                               3,290,210           8,250,099
                                                                            ------------        ------------
Other assets                                                                     885,330           1,938,209
                                                                            ------------        ------------
     Total assets                                                           $ 16,748,085        $ 69,272,235
                                                                            ============        ============


                Liabilities and Shareholders' Equity
Accounts payable                                                            $  1,018,941        $  5,744,507
Accrued expenses and other liabilities                                         1,495,151           8,152,270
Notes payable and long-term debt                                              11,374,085          48,034,463
Convertible subordinated debentures                                              271,000           5,250,000
                                                                            ------------        ------------
     Total liabilities                                                        14,159,177          67,181,240
                                                                            ------------        ------------


          See accompanying notes to consolidated financial statements.

Pacific International Services Corp.
Consolidated Balance Sheet
December 31, 1995 and 1994





Shareholders' equity
   Preferred stock, no par value, authorized
     15,000,000 shares; none issued
   Common stock, stated value $0.10 per share,
     authorized 50,000,000 shares, issued and outstanding
     13,234,599 and 8,079,800 shares, respectively                             1,323,460             807,980
   Additional paid-in capital                                                  8,689,797           9,102,181
   Accumulated deficit                                                        (7,424,349)         (7,819,166)
                                                                            ------------        ------------
     Total shareholders' equity                                                2,588,908           2,090,995
                                                                            ------------        ------------
Commitments and contingencies (Note 13)                                           --                  --
                                                                            ------------        ------------
     Total liabilities and shareholders' equity                             $ 16,748,085        $ 69,272,235
                                                                            ============        ============





          See accompanying notes to consolidated financial statements.

Pacific International Services Corp.
Consolidated Statement of Operations
Years Ended December 31, 1995, 1994 and 1993





                                                             1995               1994               1993
Revenues
  Vehicle sales                                           $ 40,597,974       $ 34,575,324       $ 40,556,478
  Parts and services                                         3,787,045          3,907,941          2,711,969
  Finance and insurance income                                 609,359          1,215,463            719,487
                                                          ------------       ------------       ------------
    Total revenues                                          44,994,378         39,698,728         43,987,934
                                                          ------------       ------------       ------------
Cost of sales
  Vehicle sales                                             31,979,914         27,363,151         31,135,105
  Parts and services                                         2,694,194          2,381,789          1,569,099
                                                          ------------       ------------       ------------
    Total cost of sales                                     34,674,108         29,744,940         32,704,204
                                                          ------------       ------------       ------------

Gross profit on sales                                       10,320,270          9,953,788         11,283,730
Selling, general and administrative expenses                11,165,023          9,886,683         10,814,138
                                                          ------------       ------------       ------------
Operating income (loss)                                       (884,753)            67,105            469,592
Other income (expense)
  Interest expense                                            (121,718)           (74,050)          (157,956)
  Interest income                                                   99              2,588              2,107
  Other income (expense), net                                 (100,000)            --               (145,720)
                                                          ------------       ------------       ------------
Income (loss) before income taxes                           (1,066,372)            (4,357)           168,023
Provision for income taxes                                      --                 --                 --
                                                          ------------       ------------       ------------

Income (loss) from continuing operations before
  extraordinary item and discontinued operations            (1,066,372)            (4,357)           168,023

Discontinued operations (Note 2)
  Loss from operations of discontinued
    vehicle rental division                                 (6,470,654)        (1,423,104)          (972,085)
  Gain on disposal of vehicle rental division                5,523,970             --                 --
                                                          ------------       ------------       ------------
Loss before extraordinary item                              (2,013,056)        (1,427,461)          (804,062)
Gain on debenture exchange                                   2,407,873             --                 --
                                                          ------------       ------------       ------------
    Net income (loss)                                     $    394,817       $ (1,427,461)      $   (804,062)
                                                          ============       ============       ============


Earnings (loss) per common and
  common equivalent share





          See accompanying notes to consolidated financial statements.

Pacific International Services Corp.
Consolidated Statement of Operations
Years Ended December 31, 1995, 1994 and 1993





    Continuing operations                                 $      (0.13)      $    --            $       0.02
    Discontinued operations                                      (0.11)             (0.18)             (0.11)
    Extraordinary gain                                            0.29            --                 --
                                                          ------------       ------------       ------------
    Net income (loss)                                     $       0.05       $      (0.18)      $      (0.09)
                                                          ============       ============       ============
Weighted average number of
  common shares outstanding                                  8,235,150          8,079,800          9,009,300
                                                          ============       ============       ============





          See accompanying notes to consolidated financial statements.

Pacific International Services Corp.
Consolidated Statement of Changes in Shareholders' Equity
Years Ended December 31, 1995, 1994 and 1993




                           Common Stock             Additional
                                                     Paid-in      Accumulated   Subscriptions
                       Shares         Amount         Capital        Deficit       Receivable        Total

December 31, 1992     9,009,300     $  900,930     $ 10,147,994   $(5,587,643)   $(1,138,763)    $ 4,322,518

Net loss                   --             --               --        (804,062)          --          (804,062)
                     ----------     ----------     ------------   -----------    -----------     -----------

December 31, 1993     9,009,300        900,930       10,147,994    (6,391,705)    (1,138,763)      3,518,456

Subscriptions
 canceled              (929,500)       (92,950)      (1,045,813)          --       1,138,763

Net loss                   --             --               --      (1,427,461)          --        (1,427,461)
                     ----------     ----------     ------------   -----------    -----------     -----------

December 31, 1994     8,079,800        807,980        9,102,181    (7,819,166)          --         2,090,995


Common stock issued   5,154,799        515,480         (412,384)         --                          103,096


Net income                 --             --               --         394,817           --           394,817
                     ----------     ----------     ------------   -----------    -----------     -----------

December 31, 1995    13,234,599     $1,323,460     $  8,689,797   $(7,424,349)   $      --       $ 2,588,908
                     ==========     ==========     ============   ===========    ===========     ===========






          See accompanying notes to consolidated financial statements.

Pacific International Services Corp.
Consolidated Statement of Cash Flows
Years Ended December 31, 1995, 1994 and 1993
- --------------------------------------------------------------------------------


                                                                1995               1994               1993
Cash flows from operating activities
  Net income (loss)                                        $   394,817        $(1,427,461)       $  (804,062)
  Adjustments to reconcile net loss to net cash
    provided by operating activities
      Gain on disposition of discontinued operations        (5,523,970)              --                 --
      Loss on closure of automobile dealership                    --                 --              136,720
      Extraordinary gain                                    (2,407,873)              --
      (Gain) loss on sale of rental vehicles                  (720,922)          (265,179)           309,717
      Loss on disposal of property and equipment               259,000               --               62,298
      Depreciation of rental vehicles and
         amortization of related cost                        4,540,278          8,053,482         16,506,025
      Depreciation and amortization, other                     288,445          1,101,418            799,198
      Provision for losses on rental vehicles                     --            1,137,913            234,365
      Provision for losses on receivables                         --              489,477            362,026
      Provision for collision damage                              --              314,548            377,217
      Provision for equipment losses                              --                 --              200,000
      Provision for self-insurance                                --            2,267,465          3,158,685
      Change in assets and liabilities net of the effects
         from the sale of the discontinued operations
           Receivables                                        (329,190)          (320,643)        (3,053,249)
           Automobile dealership vehicle inventories        (4,253,547)         1,885,932          2,918,102
           Prepaid and other current assets                    206,700            440,966               --
           Other long-term assets                              313,358               --                 --
           Accounts payable                                  5,943,029          1,306,416           (411,317)
           Accrued expenses and other liabilities           (3,274,140)        (1,838,436)          (288,283)
           Notes payable for automobile dealership
             vehicle inventories                             4,757,412         (3,046,520)          (739,429)
                                                           -----------        -----------        -----------
             Net cash provided by operating activities         193,397         10,099,378         19,768,013
                                                           -----------        -----------        -----------
 Cash flows from investing activities
  Proceeds from sale of discontinued operations,
    net of discontinued operations cash                      1,952,150               --                 --
  Purchases of rental vehicles                                    --           (1,521,079)        (2,781,561)
  Write-offs of furniture, equipment and
    leasehold improvements                                     725,551               --                 --
  Additions to furniture, equipment and
    leasehold improvements                                     (93,520)        (1,648,865)        (2,171,668)
  Proceeds from the sale of rental vehicles                       --            9,734,768          5,383,438
                                                           -----------        -----------        -----------





          See accompanying notes to consolidated financial statements.

Pacific International Services Corp.
Consolidated Statement of Cash Flows
Years Ended December 31, 1995, 1994 and 1993




           Net cash provided by investing activities         2,584,181          6,564,824            430,209
                                                           -----------       ------------       ------------
Cash flows from financing activities
  Proceeds from borrowings                                        --                 --              622,096
  Principal payments of debentures                          (2,489,500)              --                 --
  Principal payments of notes payable
    and long-term debt                                        (598,098)       (17,551,373)       (23,215,374)
                                                           -----------       ------------       ------------
           Net cash used in financing activities            (3,087,598)       (17,551,373)       (22,593,278)
                                                           -----------       ------------       ------------
Net decrease in cash and cash equivalents                     (310,020)          (887,171)        (2,395,056)
Cash and cash equivalents at beginning of year                 831,952          1,719,123          4,114,179
                                                           -----------       ------------       ------------
Cash and cash equivalents at end of year                   $   521,932       $    831,952       $  1,719,123
                                                           ===========       ============       ============





          See accompanying notes to consolidated financial statements.

Pacific International Services Corp.
Consolidated Statement of Cash Flows
Years Ended December 31, 1995, 1994 and 1993
- --------------------------------------------------------------------------------



                                                             1995               1994               1993
Supplemental schedule of noncash investing
  and financing activities

  Reduction of notes payable and long-term debt
    resulting from turnback of rental vehicles           $(33,372,118)      $(26,080,268)      $(81,456,558)
                                                         ------------       ------------       ------------
  Notes payable and long-term debt incurred for
    additions to rental vehicles                         $    --            $ 42,781,629       $ 58,750,713
                                                         ------------       ------------       ------------
  Notes payable and long-term debt incurred
    from conversion of lease obligations                 $    --            $  1,400,000       $    --
                                                         ------------       ------------       ------------
  Issuance of common shares related to
    debenture exchange and sale of vehicle
    rental division                                       $   103,096       $    --            $    --
                                                         ------------       ------------       ------------
  Issuance of notes payable and long-term
    debt in connection with the sale of the
    vehicle rental division                              $    851,000       $    --            $    --
                                                         ------------       ------------       ------------
  Capital lease obligation incurred for
    purchase of equipment                                $    240,000       $     83,813       $    536,981
                                                         ------------       ------------       ------------
  Cash paid for

    Interest                                              $   445,296       $  3,472,336       $  6,209,934
                                                         ------------       ------------       ------------

    Income taxes                                         $    --            $    --            $    150,000
                                                         ------------       ------------       ------------





          See accompanying notes to consolidated financial statements.

Pacific International Services Corp.
Notes to Consolidated Financial Statements
December 31, 1995 and 1994





1.       The Company and Its Accounting Policies

         The Company
         Pacific International Services Corp. (the Company) does business as South Seas Motors, Inc. which operates two automobile dealerships on Oahu, Hawaii under Dealership Agreements with Chrysler Corporation (Chrysler) and Hyundai Motors of America (Hyundai), which sell Chrysler, Jeep, Eagle and Hyundai vehicles. The Hyundai Agreement is for two years and expires in July 1996. The Chrysler Agreement has no expiration date, but can be terminated under certain conditions. The Company believes that if one or both of these agreements should be terminated, the net result would have a negative impact on the operation of the Company. The Company generated consolidated earnings of $395,000 in 1995 and incurred consolidated losses of $1,427,000 and $804,000 in 1994 and 1993, respectively.

         Operations and Liquidity
         During 1995 and in previous years, the Company also did business as Dollar Rent-A-Car, the exclusive licensee for the State of Hawaii with Dollar Systems, Inc. The Company sold its vehicle rental operations in late 1995 (see Note 2). For much of 1995, the Company's senior management spent the majority of their time negotiating and finalizing the sale of the vehicle rental operations. Combined with a sluggish economy in Hawaii for the past few years, the Company's retail sales division has suffered. Since the sale of the vehicle rental operations in December 1995, senior management has focused its efforts on developing operating plans for the retail sales division with the objective of improving sales volume and gross margins, reducing operating and overhead expenses, and improving cash flows.

         Management believes that with focused efforts, inventory management and improved cost controls, the Company will be able to significantly improve operating results and liquidity.

         Summary of Significant Accounting Policies

         Principles of consolidation. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

         Recognition of revenues. Revenues from vehicle and parts sales and from service operations are recognized at the time title passes or service is completed and the vehicle is delivered to the customer. Operating revenues include Hawaii general excise tax (GET) which totaled $1,259,000, $1,275,000

Pacific International Services Corp.
Notes to Consolidated Financial Statements
December 31, 1995 and 1994





         and $1,277,000 in 1995, 1994 and 1993, respectively. The amounts remitted to the State of Hawaii are included in selling, general and administrative expenses on the consolidated statement of operations.

         Finance income. Finance income represents fees earned by the Company for notes placed with financial institutions in connection with customer vehicle financing. Finance income is recognized in income upon acceptance of the credit by the financial institution.

         Insurance income. Insurance income represents commissions earned on warranty, property and casualty and credit life insurance sold in connection with the vehicle sale.

         Reserves are established based on the Company's historical experience for prepayments or defaults on the note and insurance contracts (chargebacks).

         Advertising and promotional costs. Advertising and promotional costs are expensed as incurred and are included in operating expenses. Total advertising and promotional expenses amounted to $1,007,000, $935,000 and $972,000 in 1995, 1994 and 1993, respectively.

         Cash equivalents. For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.
         Cash equivalents at December 31, 1994 represent certificates of deposit and money market accounts aggregating $150,000.

         Inventories. Automobile dealership vehicle inventories are stated at the lower of cost or market, cost being determined on the specific identification basis. Parts and other inventories are stated at the lower of cost or market, cost being determined on the first-in, first-out basis.

         Furniture, equipment and leasehold improvements. Furniture and equipment are recorded at cost and depreciated on a straight-line basis over their estimated useful lives of 5 to 7 years. Leasehold improvements are recorded at cost and amortized on a straight-line basis over the shorter of the estimated useful lives or lease terms.

         In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 (FAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." FAS 121 requires that long-lived assets and certain identifiable

Pacific International Services Corp.
Notes to Consolidated Financial Statements
December 31, 1995 and 1994





         intangibles held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized. Measurement of that loss would be based on the fair value of the asset.

         Generally, FAS 121 requires that long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of the carrying amount or fair value less cost to sell.

         The Company intends to adopt FAS 121 by 1996, its required implementation date. However, due to the complexities of the calculations that will be required to implement the Statement, the effect on the consolidated financial statements, if any, is not known nor reasonably estimable at this time.

         Intangible asset. Goodwill of $760,000, net of accumulated amortization of $190,000 at December 31, 1995, is included in other assets and amortized on a straight-line basis over 40 years.

         Balance sheet classification. Consistent with industry practice and the nature of its most significant assets and liabilities, the Company does not classify its balance sheet into current and long-term categories.

         Management estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Reclassifications. Certain reclassifications have been made to the 1994 and 1993 financial statements to conform to the 1995 presentation.

Pacific International Services Corp.
Notes to Consolidated Financial Statements
December 31, 1995 and 1994





2.       Significant Transactions

         Discontinued Operations
         On December 21, 1995, the Company sold substantially all of its assets relating to or used in the operation of the Company's vehicle rental and related operations (the Division) pursuant to the terms and conditions of a Settlement Agreement dated as of July 18, 1995, as amended, between the Company and Dollar Systems Inc. (Dollar). The purchase price for the assets of the Division included (i) $2,489,500 in cash and (ii) the assumption by Dollar of substantially all of the liabilities relating to the Division.

         Additionally, the Company issued Dollar 1,323,462 shares of its common stock and a net worth note of $778,500. The Company recorded a $5,524,000 gain on the sale of the Division, net of applicable income taxes of $15,000. The results of operations of the vehicle rental division are shown separately in the consolidated statement of operations as loss from discontinued operations for each of the years presented. The balance sheet at December 31, 1994 has not been restated.

         Amounts included in loss from operations of the discontinued vehicle rental division for the years ended December 31, 1995, 1994 and 1993, were as follows:

                                                            1995           1994           1993
              Revenues                                   $47,734,973    $54,126,236    $54,163,237
              Cost and expenses                           54,205,627     55,549,340     54,923,879
                                                         -----------    -----------    -----------

                                                          (6,470,654)    (1,423,104)      (760,642)

              Provision for income taxes                        --             --          211,443
                                                         -----------    -----------    -----------
              Net loss from discontinued operations      $(6,470,654)   $(1,423,104)   $  (972,085)
                                                         ===========    ===========    ===========



        In connection with the sale of the vehicle rental division to Dollar, Dollar assumed substantially all of the liabilities of the Division including the Company's self-insurance reserve, litigation, environmental matters, leases and taxes.

Pacific International Services Corp.
Notes to Consolidated Financial Statements
December 31, 1995 and 1994





        Debenture Exchange
        As part of the sale of the vehicle rental operations, the Company was obligated to retire a portion of its outstanding convertible debentures. The net cash proceeds received from the sale of the vehicle rental division were applied to the payment of $0.50 for each $1.00 in face amount of tendered securities along with the issuance of 3,831,337 shares of common stock of the Company. The tendered securities consisted of $4,979,000 outstanding principal amount of 10% convertible subordinated debentures due 2007. The transaction resulted in an extraordinary gain of $2,408,000, net of income taxes of $5,000.

Pacific International Services Corp.
Notes to Consolidated Financial Statements
December 31, 1995 and 1994





3.      Receivables

                                                                                       December 31,
                                                                                  1995                1994
        Vehicle sales and leases                                              $2,084,361         $ 2,543,776
        Accrued insurance proceeds - Litigation                                  500,000
        Trade                                                                    431,792           2,440,243
        Receivable from manufacturers                                            276,262           1,877,232
        Finance income receivable                                                168,553             182,805
        Warranty                                                                  47,715             445,896
        Subrogation                                                                 --             2,707,303
        Unbilled rentals                                                            --               635,584
        Credit card and collections                                                 --               188,219
        Other                                                                    123,668             280,544
                                                                              ----------         -----------
                                                                               3,632,351          11,301,602
        Less allowance for doubtful accounts and chargebacks                    (651,791)         (1,278,090)
                                                                              ----------         -----------
                                                                              $2,980,560         $10,023,512
                                                                              ==========         ===========

Pacific International Services Corp.
Notes to Consolidated Financial Statements
December 31, 1995 and 1994





4.      Automobile Dealership Vehicle Inventories

                                                              December 31,
                                                          1995          1994
        New cars                                       $7,015,978    $2,890,821
        Used cars                                       1,471,810     1,411,311
        Parts and other                                   665,327       685,558
                                                       ----------    ----------
                                                        9,153,115     4,987,690
        Reserves                                         (141,275)      (26,090)
                                                       ----------    ----------
                                                       $9,011,840    $4,961,600
                                                       ==========    ==========

Pacific International Services Corp.
Notes to Consolidated Financial Statements
December 31, 1995 and 1994





5.      Accrued Expenses and Other Liabilities

                                                                     December 31,
                                                                 1995          1994
        Accrued litigation expense                            $  500,000    $     --
        Accrued rent                                             210,000       952,881
        Accrued taxes other than income taxes                    163,833     1,503,342
        Accrued commissions                                      126,936       279,700
        Accrued salaries and wages                                95,525       244,522
        Accrued interest                                          82,867       501,318
        Licensing fees                                            75,752        78,426
        Self-insurance reserve                                      --       3,011,200
        Customer deposits and refunds                               --         912,572
        Accrued franchise fees                                      --         131,458
        Deferred lease program credits                              --          86,764
        Other                                                    240,238       450,087
                                                              ----------    ----------
                                                              $1,495,151    $8,152,270
                                                              ==========    ==========

Pacific International Services Corp.
Notes to Consolidated Financial Statements
December 31, 1995 and 1994




6.      Notes Payable and Long-Term Debt

                                                                                      December 31,
                                                                                1995                1994
        Vehicle sales debt
          Notes payable under $13,500,000 line of credit
             with granting affiliate of major automobile
             manufacturer, interest only payable monthly,
             secured by automobile dealership vehicle
             inventories                                                      $9,393,199         $ 4,402,326
                                                                              ----------         -----------
                  Total vehicle sales debt                                     9,393,199           4,402,326
                                                                              ----------         -----------

        Rental fleet debt
          Debt obligations secured by substantially all
             of the Company's rental fleet
               Notes payable to credit granting affiliates
                  of major automobile manufacturers,
                  principal and interest payable monthly                                          17,484,682
               Notes payable under lines of credit,
                  principal and interest payable monthly                           --             22,492,333
                                                                              ----------         -----------
                  Total rental fleet debt                                                         39,977,015


        Other debt
          Mortgage loans at prime rate plus 1.5% to 1.75%
             (10% to 10.25% at December 31, 1995),
             principal and interest payable monthly, maturing
             in February 1998 through November 1999,
             secured by certain leasehold interests                            1,035,837           1,844,061
          Notes payable to the credit granting affiliate of a
             major automobile manufacturer, interest from
             8.69% to 9.19%, principal and interest payable
             monthly                                                               --                107,622
          Note payable to Dollar, interest at 10%, payable
             semi-annually, maturing in 2007                                     778,500               --
          Other                                                                  166,549           1,703,439
                                                                              ----------         -----------

Pacific International Services Corp.
Notes to Consolidated Financial Statements
December 31, 1995 and 1994





                  Total other debt                                             1,980,886           3,655,122
                                                                             -----------         -----------
                                                                             $11,374,085         $48,034,463
                                                                             ===========         ===========



        Vehicle Sales Debt
        The Company has a $13,500,000 credit agreement with the credit affiliate of a major automobile manufacturer to cover the financing of new car and truck inventories. Interest only is payable at the credit affiliate's prime lending rate plus 1% with final maturity with respect to loans relating to vehicles of a particular model year occurring in August of the following year. The interest rate in 1995 under this agreement was 9.25%. Borrowings under this agreement totaled $9,393,199 and $4,402,326 at December 31, 1995 and 1994, respectively.

        Other Debt
        The Company has outstanding $1,035,837 and $1,370,000 at December 31, 1995 and 1994, respectively, of mortgage bank debt related to its South Seas Jeep Eagle dealership and its Oahu Chrysler Jeep facility. Principal and interest payments of $23,000 are made monthly and the mortgage debt matures from February 1998 through November 1999. In addition, at December 31, 1994, the Company had outstanding $474,061 of mortgage debt related to its baseyard facility on Kauai.

        At December 31, 1995, the Company has outstanding $778,500 of unsecured debt owed to Dollar related to the sale of the vehicle rental division (see Note 2).

        Convertible Subordinated Debentures
        In October 1987, the Company sold $17,250,000 of 10% convertible subordinated debentures (the Debentures). The Debentures were issued under an Indenture dated as of September 1, 1987 (the Indenture) between the Company and Trust Services of America, Inc. (Trust Services) as Trustee. Chemical Trust Company currently serves as Trustee under the Indenture.

        In connection with the sale of the vehicle rental division in December 1995, the Company exchanged 3,831,337 shares of its common stock and $2,489,500 for $4,979,000 principal amount of Debentures (the Exchange) pursuant to

Pacific International Services Corp.
Notes to Consolidated Financial Statements
December 31, 1995 and 1994




        the terms of an exchange offer (see Note 2). At December 31, 1995, $271,000 of Debentures remain outstanding.

        The Debentures represent unsecured general obligations of the Company. The payment of principal and interest on the Debentures is subordinated in right to the payment of all notes payable and long-term debt of the Company.

        Other Financing Information
        Under the terms of various loan agreements, the Company is prohibited from paying dividends to its shareholders.

        The aggregate maturities of notes payable and long-term debt for each of the five years subsequent to December 31, 1995 are as follows:

                      1996                            $ 9,585,696
                      1997                                250,676
                      1998                                527,126
                      1999                                135,667
                      2000                                 96,420
                   Thereafter                             778,500
                                                      -----------
                                                      $11,374,085
                                                      ===========



        The scheduled maturities in 1996 include $9,393,199 of flooring debt which is renewable annually.


7.      Income Taxes
        In January 1993, the Company adopted Statement of Financial Accounting Standards No. 109 (FAS 109), "Accounting for Income Taxes." The adoption of FAS 109 changes the Company's method of accounting for income taxes from the deferred method (APB 11) to an asset and liability approach. Previously, the Company deferred the past tax effects of timing differences between financial reporting and taxable income. The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities.

Pacific International Services Corp.
Notes to Consolidated Financial Statements
December 31, 1995 and 1994




        The adoption of FAS 109 did not result in an adjustment for the cumulative effect of a change in income taxes.

        No income taxes were provided during the years ended December 31, 1995, 1994 and 1993 based on losses sustained for financial reporting and income tax purposes.

Pacific International Services Corp.
Notes to Consolidated Financial Statements
December 31, 1995 and 1994




        Deferred tax assets (liabilities) are comprised of the following:

                                                                                      December 31,
                                                                                 1995               1994
        Furniture, equipment and leasehold improvements                       $  (42,000)        $      --
        Rental fleet                                                                --            (3,154,000)
        Rental fleet incentives                                                     --              (723,000)
                                                                              ----------         -----------
        Gross deferred tax liabilities                                           (42,000)         (3,877,000)
                                                                              ----------         -----------
        Loss carryforwards                                                     2,320,000           4,616,000
        Inventory                                                                233,000             124,000
        Bad debt reserve                                                         162,000             245,000
        Dealer reserve                                                           101,000                --
        Accrued rent                                                              78,000                --
        Self-insurance reserve                                                      --             1,217,000
        Rental fleet reserves                                                       --               170,000
                                                                              ----------         -----------
        Gross deferred tax assets                                              2,894,000           6,372,000
                                                                              ----------         -----------
        Net deferred tax assets                                                2,852,000           2,495,000
                                                                              ----------         -----------
        Deferred tax assets valuation allowance                               (2,852,000)         (2,495,000)
                                                                              ----------         -----------
                                                                              $     --           $      --
                                                                              ==========         ===========

Pacific International Services Corp.
Notes to Consolidated Financial Statements
December 31, 1995 and 1994





        The net increases of $357,000 and $1,259,000 in the valuation allowance for deferred taxes in 1995 and 1994, respectively, relate primarily to net operating losses. The principal component of the valuation allowance relates to the uncertainty of realizing certain deferred tax assets related to loss carryforwards.

        The difference between the expected provision for income tax at the federal statutory rate and income tax expense reported are summarized as follows:

                                                             1995                 1994                1993
        Expected tax provision (benefit)
          at 34%                                         $(362,566)             $(1,481)            $ 57,128
        State taxes, net of federal income
          tax benefit                                      (42,654)                (174)               6,725
        Net operating loss for which no
          benefit has been recognized                      405,220                1,655                 --
        Other                                                 --                   --                (63,853)
                                                         ---------              -------             --------
                                                         $                      $                   $
                                                         =========              =======             ========



        At December 31, 1995, the Company has net operating loss carryforwards for federal and state income tax purposes of approximately $5,700,000 and $4,600,000, respectively, which expire from 2005 through 2010.

        The Tax Reform Act of 1986 imposes certain conditions and possible limitations on the future availability of net operating loss carryforwards, including annual limitations on the amount of the carryforwards which could be utilized arising from substantial changes in the Company's ownership.


8.      Stock Option Plans
        During 1994, the Company established a new incentive stock option plan under which options to purchase up to 200,000 shares of common stock may be granted. Under this plan, the option/exercise price is equal to 100% of the fair market value of the common stock on the date of grant. No options remain outstanding under this plan as of December 31, 1995. The Company's original incentive stock option plan expired on May 3, 1993. Options for 100,000 shares of common stock under this plan expired in September 1995.

Pacific International Services Corp.
Notes to Consolidated Financial Statements
December 31, 1995 and 1994





        During 1994, the Company also established a new non-statutory option plan under which options to purchase up to 200,000 shares may be granted. Under this plan, the exercise price of any option granted shall not be less than the lesser of 85% of the fair market value of the common stock on the date of grant or 85% of the fair market value of the common stock on the date of exercise. The original non-statutory stock option plan terminated on June 20, 1994. No options are outstanding under either plan as of December 31, 1995.

        Under its non-statutory plan, benefits relating to the excess of quoted market value on the measurement date over the selling price are charged to compensation expense and credited to additional paid-in capital.

        Activity under both stock option plans is summarized as follows:

                                                         Options Outstanding

                                                          Price Per
                                               Shares        Share            Amount
        December 31, 1992                      100,000      $0.56           $ 56,000
          Granted                               50,000       0.25             12,500
                                              --------      -------------   --------

        December 31, 1993                      150,000       0.25 to 0.56     68,500
          Expired                              (50,000)      0.25            (12,500)
          Granted                               50,000       0.43             21,500
                                              --------      -------------   --------

        December 31, 1994                      150,000       0.43 to 0.56     77,500
          Expired                             (150,000)      0.43 to 0.56    (77,500)
                                              --------      -------------   --------

        December 31, 1995                         --        $     --        $   --
                                              ========      =============   ========



        As of December 31, 1995, options for 350,000 shares were available for grant.

Pacific International Services Corp.
Notes to Consolidated Financial Statements
December 31, 1995 and 1994





9.      Related Party Transactions
        The Company had a consulting agreement with Paul J. Finazzo, a member of the Company's Board of Directors and its former Chairman, which expired on December 31, 1994 and provided for consulting fees of $180,000 per year.

        A company purchased in August 1992 by Stanley S. Heller, a former member of the Company's Board of Directors and a former officer of the Company, was a wholesale customer of the Company's vehicle rental operations. This company paid the Company $548,000, $1,577,000 and $2,504,000 in 1995, 1994 and 1993, respectively, for vehicle rentals at prevailing wholesale rates.


        The Company paid Mr. Heller consulting fees of $24,000 during each of the years ended December 31, 1994 and 1993. Certain companies owned by Raymond I. Miyashiro, a former member of the Company's Board of Directors, were wholesale customers of the Company's vehicle rental operations. These companies paid the Company $813,000, $1,239,000 and $979,000 in 1995, 1994 and 1993, respectively, for vehicle rentals at prevailing wholesale rates. During 1993, the Company also sold transportation vehicles aggregating $343,000 to a transportation company owned by Mr. Miyashiro.

        During 1995, 1994 and 1993, the Company purchased $21,000, $15,000 and $27,000, respectively, of airline tickets at prevailing market rates from a travel agency owned by Mr. Miyashiro.

        During 1995, 1994 and 1993, the Company paid $264,000, $123,000 and
        $125,000, respectively, for legal services to a law firm of which J. George Hetherington, a former member of the Company's Board of Directors, is a shareholder.

        At December 31, 1993, Alan M. Robin, Stanley S. Heller and Robert L. Solomon owed the Company $212,000, $212,000 and $130,000, respectively, pursuant to non-recourse promissory notes due in 1994 issued in exchange for shares of common stock under the Company's 1983 incentive stock option plan. These notes were allowed to lapse and, as a result, the shares of common stock issued in relation to these notes were canceled in 1994.


10.     Savings and Retirement Plan
        The Company has a defined contribution savings and retirement plan (the
        Plan) available to substantially all employees with more than one year of service. The Company contributes 10% of employee contributions with a maximum of $300 per employee per year. During the years ended

Pacific International Services Corp.
Notes to Consolidated Financial Statements
December 31, 1995 and 1994




        December 31, 1995, 1994 and 1993, the Company contributed $25,000, $26,000 and $28,000, respectively, to the Plan.


11.     Significant Concentration of Business
        Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash equivalents and trade receivables.

        The Company places its temporary cash investments with high credit qualified financial institutions.

        Substantially all of the Company's business activity is within the State of Hawaii.


12.     Disclosure About Fair Value of Financial Instruments
        The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

        Cash and Short-term Investments
        The carrying amount approximates fair value because of the short maturity of those instruments.

        Trade Receivables, Contracts in Transit and Trade Payables The carrying amount approximates fair value.

        Notes Payable and Long-Term Debt
        The carrying amount of the Company's borrowings under notes payable and its credit agreements approximate their fair value.



13.     Commitments and Contingencies

        Leases
        The Company leases certain facilities, equipment and vehicles under noncancelable operating leases and capital leases, expiring at various dates through 2021.

Pacific International Services Corp.
Notes to Consolidated Financial Statements
December 31, 1995 and 1994





        Assets recorded under capital leases included in furniture, equipment and vehicles at December 31, 1995 and 1994 are as follows:

                                                                                  1995                1994
        Computer equipment                                                     $ 192,951          $  192,951
        Vehicles                                                                 370,296             129,993
                                                                               ---------           ---------
                                                                                 563,247             322,944
        Less accumulated depreciation                                           (198,840)           (135,593)
                                                                               ---------           ---------
                                                                               $ 364,407           $ 187,351
                                                                               =========           =========



        Amortization expense related to assets recorded under capital leases for the years ended December 31, 1995, 1994 and 1993 aggregated $93,000, $73,000 and $313,000, respectively.

Pacific International Services Corp.
Notes to Consolidated Financial Statements
December 31, 1995 and 1994





        Future minimum payments under noncancelable operating leases and capital leases at December 31, 1995 are as follows:

                                                                               Operating            Capital
                                                                                 Leases              Leases
                                1996                                         $   924,000            $386,000
                                1997                                             961,000              30,000
                                1998                                             895,000                --
                                1999                                             889,000                --
                                2000                                             864,000                --
                             Thereafter                                        8,514,000                --
                                                                             -----------            --------
        Total minimum rental payments                                        $13,047,000             416,000
                                                                             ===========            --------
        Less amount representing interest                                                             (9,900)
                                                                                                    --------
        Present value of future minimum rental payments
          ($378,000 represents current portion)                                                     $406,100
                                                                                                    ========



        The leases contain clauses which provide for future rental increases at varying intervals based on Consumer Price Index increases. The table above reflects future obligations based on current rent levels. In addition to rent, the Company is obligated to pay Hawaii general excise tax, property taxes, insurance and maintenance costs.

        Total rent expense, including property taxes, aggregated $1,270,000, $1,078,000 and $1,159,000 in 1995, 1994 and 1993, respectively.

        Legal Matters
        In 1994, a former employee of South Seas Motors, Inc. filed a claim against the Company seeking damages allegedly sustained as a result of discrimination based upon her age and gender. In early 1996, the case was tried and resulted in a jury verdict of approximately $1.8 million, comprised of $150,000 in past wages, $800,000 in future lost income, $325,000 in general damages and $500,000 in punitive damages.

Pacific International Services Corp.
Notes to Consolidated Financial Statements
December 31, 1995 and 1994





        The claim was insured through the Company's insurance carrier with policy limits of $500,000. The insurance carrier hired counsel to defend the Company in the initial trial and has authorized an appeal from judgment and has secured appellate counsel to assist in this regard. The insurance carrier has informed the Company that it intends to post a bond in the amount determined by the court in order to appeal the verdict. Post-trial motions are expected to be filed, including a motion for a new trial. In addition, the insurance carrier is making an effort to settle the case currently. At December 31, 1995, the Company has recorded a receivable and corresponding liability of $500,000 representing the policy limit.

        Management is unable to make a meaningful estimate of the amount or range of loss that could result from an unfavorable outcome of this case. It is possible that the Company's results of operations or cash flows could be materially affected by an ultimate unfavorable outcome. However, based on discussions with legal counsel and the insurance carrier's representations, management believes that the Company's exposure for damages in excess of the policy limits are minimal. Accordingly, the Company has not provided a reserve in excess of the $500,000 policy limit.

        The Company is a party to various other claims and legal actions which are incidental to the conduct of its business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters will not have a material adverse effect on the Company's operations or financial condition.

        Other
        The Company from time to time enters into agreements pursuant to which it remains contingently liable for loans made to certain retail purchasers of vehicles. As of December 31, 1995, the balance of these loans for which the Company and its subsidiaries are contingently liable totaled $265,000. In general, the Company may not be called upon to make a payment under these agreements unless it obtains possession of the vehicle. The Company may then pursue its rights against the retail customer, who is the primary obligor under each vehicle loan.

        In connection with the sale of the vehicle rental division to Dollar, the Company pledged 100% of the stock of its subsidiary, South Seas Motors, Inc., to secure the representations and warranties under the Settlement Agreement for a period of one year from the closing date of December 21, 1995.

Pacific International Services Corp.          Schedule II
Valuation and Qualifying Accounts
For the Three Years Ended December 31, 1995





                                         Balance at      Charged                         Balance
                                         Beginning         to                            at End
                                          of Year        Expense        Deductions       of Year
1995

Allowance for doubtful accounts         $1,278,000      $  266,765      $1,228,598      $  316,167
                                        ==========      ==========      ==========      ==========

Allowance for finance reserve
   chargeback                           $     --        $  335,624      $     --        $  335,624
                                        ==========      ==========      ==========      ==========

Reserve for self-insurance              $3,011,200      $     --        $3,011,200      $     --
                                        ==========      ==========      ==========      ==========

Reserve for vehicle losses              $  978,300      $     --        $  978,300      $     --
                                        ==========      ==========      ==========      ==========


1994

Allowance for doubtful accounts         $1,271,000      $  489,000      $  482,000      $1,278,000
                                        ==========      ==========      ==========      ==========

Reserve for self-insurance              $2,807,300      $2,267,465      $2,063,565      $3,011,200
                                        ==========      ==========      ==========      ==========

Reserve for vehicle losses              $  318,700      $1,137,900      $  478,300      $  978,300
                                        ==========      ==========      ==========      ==========


1993

Allowance for doubtful accounts         $1,496,000      $  362,000      $  587,000      $1,271,000
                                        ==========      ==========      ==========      ==========

Reserve for self-insurance              $2,849,200      $3,158,685      $3,200,585      $2,807,300
                                        ==========      ==========      ==========      ==========

Reserve for vehicle losses              $  605,900      $  234,400      $  521,600      $  318,700
                                        ==========      ==========      ==========      ==========