Form 10-Q
period 1996-03-31
PACIFIC INTERNATIONAL SERVICES CORP
filed 1996-05-15
CIK 727066

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934


For the quarterly period ended _March 31, 1996___________________________

Commission file number _0-11404______________________________________


                      PACIFIC INTERNATIONAL SERVICES CORP.
             (Exact name of registrant as specified in its charter)


          California                                      95-2877371
  (State or other jurisdiction of                    (I.R.S. employer
  incorporation or organization)                      identification no.)


2841 N. Nimitz Highway, Honolulu, HI 96819
      (Address of principal executive office)

Registrant's telephone number, including area code (808)836-0515

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO__

Indicate the number of shares outstanding for each of the issuer's classes of common stock, as of the latest practicable date.


          Class                              Shares outstanding at May 10, 1996
         Common Stock                                       13,234,599

                      PACIFIC INTERNATIONAL SERVICES CORP.

                                     INDEX



                                                                                     PAGE
                                                                                     ----
PART I.  FINANCIAL INFORMATION

Item 1.          Condensed Consolidated Balance Sheets..................................3

                 Condensed Consolidated Statements of Operations........................4

                 Condensed Consolidated Statements of Cash Flows........................5

                 Note to Condensed Consolidated Financial Statements....................7

Item 2.          Management's Discussion and Analysis of Financial
                 Condition and Results of Operations....................................8

PART II.         OTHER INFORMATION

Item 1.          Legal Proceedings......................................................9

Item 6.          Exhibits and Reports on Form 8-K ......................................10

                 Computation of Earnings Per Common Share...............................11

                 Signatures.............................................................12

                                                                        Page 2

                      PACIFIC INTERNATIONAL SERVICES CORP

                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                          March 31, 1996           December 31, 1995
                                                                         -----------------       -------------------
                                                                             (Unaudited)
                    ASSETS
Cash and cash equivalents                                                $        294,952        $          521,932
Receivables, net                                                                3,923,842                 2,980,560
Automobile dealership vehicle inventories                                       6,963,019                 9,011,840
Inventories and prepaid expenses                                                   84,101                    58,213
                                                                         ----------------        ------------------
Current assets                                                                 11,265,914                12,572,545
                                                                         ----------------        ------------------
Furniture, equipment and leasehold improvements
   Furniture and equipment                                                      1,332,418                 1,272,676
   Leasehold Improvements                                                       3,261,053                 3,252,653
   Vehicles                                                                       443,882                   394,744
                                                                         ----------------        ------------------
                                                                                5,037,353                 4,920,073
   Accumulated depreciation and amortization                                   (1,722,135)               (1,629,863)
                                                                         ----------------        ------------------
                                                                                3,315,218                 3,290,210
                                                                         ----------------        ------------------
Other assets                                                                      858,806                   885,330
                                                                         ----------------        ------------------
          Total Assets                                                   $     15,439,938        $       16,748,085
                                                                         ================        ==================

           LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable                                                         $      1,530,961        $        1,018,941
Accrued expenses and other liabilities                                          1,668,301                 1,495,151
Vehicle flooring and current portion of long-term debt                          7,890,836                 9,585,696
                                                                         ----------------        ------------------
Current liabilities                                                            11,090,098                12,099,788
                                                                         ----------------        ------------------
Long-term debt                                                                  1,640,584                 1,788,389
Convertible subordinated debentures                                               271,000                   271,000
                                                                         ----------------        ------------------
          Total liabilities                                                    13,001,682                14,159,177
                                                                         ----------------        ------------------

Shareholder's equity
     Preferred stock, no par value, authorized
         15,000,000 shares; none issued
     Common stock, stated value $0.10 per share, authorized
          50,000,000 shares, issued and outstanding
          13,234,599 shares                                                     1,323,460                 1,323,460
     Additional paid-in capital                                                 8,689,797                 8,689,797
     Accumulated deficit                                                       (7,575,001)               (7,424,349)
                                                                         ----------------        ------------------
     Total shareholders' equity                                                 2,438,256                 2,588,908
                                                                         ----------------        ------------------
          Total Liabilities and shareholders' equity                     $     15,439,938        $       16,748,085
                                                                         ================        ==================

          See accompanying note to consolidated financial statements

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                           Three Months Ended March 31
                                                                       -----------------------------------
                                                                           1996                   1995
                                                                       -------------          ------------
Revenues
     Vehicle sales                                                     $ 10,943,480           $  9,628,972
      Parts and services                                                  1,261,969              1,045,174
      Financial and insurance income                                        244,219                203,643
                                                                       ------------           ------------
        Total revenues                                                   12,449,668             10,877,789
                                                                       ------------           ------------
Cost of sales
     Vehicle sales                                                        8,574,988              7,438,365
      Parts and services                                                    799,748                631,388
                                                                       ------------           ------------
        Total cost of sales                                               9,374,736              8,069,753
                                                                       ------------           ------------
Gross profit on sales                                                     3,074,932              2,808,036

Selling, general and administrative expenses                              2,994,211              2,682,982
                                                                       ------------           ------------
Operating income (loss)                                                      80,721                125,054
Other income (expense)
      Interest expense                                                      231,373                 70,865
      Interest income                                                             0                      0
                                                                       ------------           ------------
      Income (loss) before income taxes                                    (150,652)                54,189
      Provisions  for income taxes                                                0                      0
                                                                       ------------           ------------
      Income (loss) from continuing operations before
      extraordinary items and discontinued operations                      (150,652)                54,189

      Discontinued operations
      Loss from operations of discontinued
      vehicle rental division                                                                     (432,330)
                                                                       ------------           ------------
      Net income (loss)                                                $   (150,652)          $   (378,141)
                                                                       ------------           ------------
Earnings (loss) per common and common
equivalent share
     Continuing operations                                             $      (0.01)          $       0.01
     Discontinued operations                                                                         (0.06)
                                                                       ------------           ------------
      Net income (loss)                                                $      (0.01)          $      (0.05)
                                                                       ------------           ------------

      Weighted average number of
      common shares outstanding                                          13,234,599              8,079,800
                                                                       ------------           ------------

        See accompanying note to consolidated financial statements

                      PACIFIC INTERNATIONAL SERVICES CORP.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     THREE MONTHS ENDED MARCH 31
                                                                                  ----------------------------------
                                                                                      1996                 1995
                                                                                  ------------        --------------
Cash flows from operating activities
     Net income (loss)                                                                (150,652)            (378,141)
     Adjustments to reconcile net income
     (loss) to net cash provided (used) by operating
     activities:
        Gain on sale of rental vehicles                                                 -                  (692,591)
        Depeciation of rental vehicles and amortization of
        related costs                                                                                     2,673,152
        Depreciation and amortization, other                                            92,272              298,059
        Provision for loss on rental vehicles                                                               112,801
        Provision for loss on receivables                                               -                   299,105
        Provision for self insurance                                                    -                   319,876
        Change in assets and liabilities
           Receivables                                                                (943,282)          (3,380,473)
           Automobile dealership vehicle inventories                                 2,048,821           (4,668,589)
           Inventories, prepaid expenses and other assets                                  636             (486,794)
           Notes payable for automobile dealership
            vehicle inventories                                                     (1,785,678)           9,086,823
           Accounts payable                                                            512,020            1,677,784
            Accrued expenses and other liabilities                                     173,150             (609,051)
                                                                                  ------------        -------------
        Net cash provided (used in) by operating activities                            (52,713)           4,251,961
                                                                                  ------------        -------------
Cash flow from investing activities
        Proceeds from the sale of rental vehicles                                       -                 7,336,554
        Purchases of rental vehicles                                                    -                  (166,373)
        Proceeds from the sale of furniture, equipment &
        leasehold improvements                                                          -                   160,475
        Additions to fixed assets, furniture, fixtures and
        leasehold improvements                                                        (117,280)            (124,391)
                                                                                  ------------        -------------
        Net cash provided (used in) by investing activities                           (117,280)           7,206,265
                                                                                  ------------        -------------
Cash flow from financing activities
        Principal payments of notes payable and long term debt                         (56,987)         (10,762,052)
                                                                                  ------------        -------------
        Net cash used in financing activities                                          (56,987)         (10,762,052)
                                                                                  ------------        -------------

        Net increase (decrease) in cash                                               (226,980)             696,174
Cash and cash equivalents at beginning of period                                       521,932              831,952
                                                                                  ------------        -------------
Cash and Cash equivalents at end of period                                             294,952            1,528,126
                                                                                  ============        =============

        See accompanying note to consolidated financial statements

                      PACIFIC INTERNATIONAL SERVICES CORP

Supplemental schedule of noncash investing and financing activities:

                                                                                             Three Months Ended March 31,
                                                                                                      --------------
                                                                                                 1996                    1995
                                                                                        --------------         --------------
Senior debt incurred for additions to rental  vehicles                                $       -              $        85,664

Rental vehicle purchases not yet financed                                             $       -              $         7,974

Reduction of senior debt resulting from turnback
   rental vehicles                                                                            -              $   (12,374,279)

                      PACIFIC INTERNATIONAL SERVICES CORP.

              NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1.       Basis of Presentation

         In the opinion of management, the unaudited financial information included in this report contains all adjustments, consisting of normal recurring adjustments only, necessary for a fair presentation of the results of operations for the interim periods covered and the financial condition of the Company at the dates of the balance sheets. The operating results for the interim periods are not necessarily indicative of the results to be expected for the full fiscal year.
         The accounting policies followed by the Company are set forth in Note 1 to the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                 RESULTS OF OPERATIONS

Pacific International Services Corp. (the "Company") sold its rental car division during December 1995. The results of operations reported for the three months period ended March 31, 1996 reflect only the operations of the Company's continuing business. The results of operations of the vehicle rental division for the three months ended March 31, 1995 are shown separately in the consolidated statements of operation as a loss from discontinued operations. The financial results reported for the first quarter of 1996 include approximately $126,000 in administrative expenses directly attributable to the sale of the Company's vehicle rental operations. These expenses included:
Board of Directors' liability insurance of $28,000, amortization of assets of $8,000 and professional expenses of $90,000.

The Company reported a consolidated net loss of $150,652 ($0.01 per share) for the first quarter of 1996, as compared to a net loss of $378,000 ($0.05 per share) for the same quarter during 1995. The Company's consolidated revenues increased by $1,571,879 (or 14%) for the first quarter of 1996 to $12,449,668, as compared with $10,877,789 for the same quarter in 1995. The improved first quarter results are primarily attributable to increased sales in the new and used car operations.

Unit sales of new vehicles increased by 23 units (or 9%) from 258 units in the first quarter of 1995 to 281 units in the first quarter of 1996. Unit sales of used vehicles increased by 38 units (or 9%) from 430 units in the first quarter of 1995 to 468 units in the first quarter of 1996. The increased sales in the first quarter of 1996 are attributable to a reorganization of the Company's management aimed at shifting the Company's focus to its vehicle sales operations.

Aggregate gross profit increased by $266,896 (or 10%) from $2,808,036 in the first quarter of 1995 to $3,074,932 during the first quarter of 1996. This is due primarily to increase in sales volume.

Interest expense increased by $160,508 to $231,373 during the first quarter of 1996 from $70,865 during the same quarter in 1995. This increase was due primarily to interest on notes that resulted from the sale of the rental car
division.   There was also an increase in flooring interest due to  less flooring assistance from the manufacturers. Selling, general and administrative expense increase of $311,229 is due primarily to increase in commission expenses and increase in customers satisfaction program.

FINANCIAL CONDITION

The Company finances its new vehicles pursuant to lines of credit issued by the Chrysler Corporation having a principal amount of up to $13.5 million. These loans bear interest at a floating rate equal to the prime rate plus 1%. Interest on loans pursuant to these lines of credit is payable monthly, and final maturity of such loans occurs upon sales of the related vehicles but no later than August of the year following the model year to which such loans apply. The Company had approximatedly$7,608,000 and $9,400,000 outstanding under these lines of credit at March 31, 1996 and 1995, respectively.

In April 1996, Chrysler Financial Corporation extended an additional line of credit to the Company, secured by the Company's used car inventory. This line of credit permits borrowing up to the lesser of $1,000,000 or sixty five percent (65%) of the Company's used car inventory. As of May 10, 1996, approximately $950,000 was outstanding under this line of credit. The credit agreement provides that the line of credit will be reduced to $750,000 in September 1996. Management does not believe that the reduction in this line of credit will have a material detrimental effect on its operations, as management believes that the Company has sufficient liquidity from its non-floored vehicles and its contracts in transit. There can be no assurance, however, that the Company will not experience a reduction in its sales or that the reduction in the Company' lines of credit will not have a negative impact on the Company's operations.

In May of 1996, the Company entered into a lease for a third vehicle sales facility. The Company currently plans to utilize this facility primarily for sales of its trade-in vehicles and vehicles of vintage earlier than 1991 model year. This new facility, which is scheduled to open May 17, 1996, is located directly across the street from, and will share the same management and service departments as, the Company's South Seas Jeep Eagle/Hyundai dealership.

PART II

ITEM 1.  LEGAL PROCEEDINGS

In 1994, a former employee of South Seas filed a claim against the Company seeking damages allegedly sustained as a result of discrimination based upon her age and gender. (This litigation was described in detail in the company's annual report on Form 10-K for the fiscal year ended December 31, 1995). On May 7, 1996, the Company's insurance carrier settled this litigation pursuant to the terms of a confidential settlement agreement. The Company's insurer assumed all costs of the defense and settlement of this case.

The Company currently is a party to various other claims and legal actions which are incidental to the conduct of its business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters will not have a material effect on the Company's operations and financial condition.

                                                   PART II.  OTHER INFORMATION



Item 6.     Exhibits and Reports on For 8-K


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


                                  PACIFIC INTERNATIONAL SERVICES CORP.



                                  By  /s/ Alan M. Robin_________________________
                                      Alan M. Robin
                                      President and Chief Executive Officer




                                  By /s/ Steve Robin____________________________
                                     Steve Robin
                                     Vice President




                                  By /s/ Dung Ngoc Le__________________________
                                     Dung Ngoc Le
                                     Acting Chief Financial Officer





May 10, 1996