Form 10-Q
period 1996-06-30
PACIFIC INTERNATIONAL SERVICES CORP
filed 1996-08-14
CIK 727066

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 1996

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

Registrant's telephone number, including area code (808)836-0515

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES  X    NO
                                               ---      ---

Indicate the number of shares outstanding for each of the issuer's classes of common stock, as of the latest practicable date.


    Class                              Shares outstanding at August 10, 1996
- ----------------                       -------------------------------------
Common Stock                                       13,234,599

                      PACIFIC INTERNATIONAL SERVICES CORP.

                                     INDEX



                                                                                       PAGE
                                                                                       ----
PART I.          FINANCIAL INFORMATION

Item 1.          Condensed Consolidated Balance Sheet...................................3

                 Condensed Consolidated Statements of Operations........................4

                 Condensed Consolidated Statements of Operations .......................5

                 Condensed Consolidated Statements of Cash Flows........................6

                 Note to Condensed Consolidated Financial Statements....................8

Item 2.          Management's Discussion and Analysis of Financial
                 Condition and Results of Operations....................................9

PART II.         OTHER INFORMATION

Item 6.          Exhibits and Reports on Form 8-K......................................12

                 Computation of Earnings Per Common Share..............................13

                 Signatures............................................................14

                      PACIFIC INTERNATIONAL SERVICES CORP
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                              June 30, 1996       December 31, 1995
                                                            -----------------     -----------------
                    ASSETS
Cash                                                       $         132,693     $         521,932
Receivables, net                                                   5,108,546             2,980,560
Inventory                                                          6,933,853             9,011,840
Prepaid expenses and other                                            27,938                58,213
                                                            -----------------     -----------------
Current assets                                                    12,203,030            12,572,545
                                                            -----------------     -----------------
Leasehold improvements, furniture and equipment
   Leasehold Improvements                                          3,261,053             3,252,653
   Furniture and equipment                                         1,557,730             1,272,676
   Vehicles                                                          346,378               394,744
                                                            -----------------     -----------------
                                                                   5,165,161             4,920,073
   Accumulated depreciation and amortization                      (1,809,485)           (1,629,863)
                                                            -----------------     -----------------
                                                                   3,355,676             3,290,210
                                                            -----------------     -----------------
Other assets                                                         948,447               885,330
                                                            -----------------     -----------------
          Total Assets                                     $      16,507,153     $      16,748,085
                                                            =================     =================

           LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable                                           $       3,203,268     $       1,018,941
Accrued expenses                                                   1,914,978             1,495,151
Vehicle flooring and current portion of long-term debt             7,679,901             9,585,696
                                                            -----------------     -----------------
Current liabilities                                               12,798,147            12,099,788
                                                            -----------------     -----------------
Long-term debt                                                     1,789,985             1,788,389
Convertible subordinated debentures                                  271,000               271,000
                                                            -----------------     -----------------
          Total liabilities                                       14,859,132            14,159,177
                                                            -----------------     -----------------

Shareholders' equity
     Preferred stock, no par value, authorized
         15,000,000 shares; none issued
     Common stock, stated value $0.10 per share, authorized
          50,000,000 shares, issued and outstanding
          13,234,599 shares                                        1,323,460             1,323,460
     Additional paid-in capital                                    8,689,797             8,689,797
     Accumulated deficit                                          (8,365,236)           (7,424,349)
                                                            -----------------     -----------------
     Total shareholders' equity                                    1,648,021             2,588,908
                                                            -----------------     -----------------
          Total Liabilities and shareholders' equity       $      16,507,153     $      16,748,085
                                                            =================     =================

           See accompanying note to consolidated financial statements

                      PACIFIC INTERNATIONAL SERVICES CORP
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                Three Months Ended June 30
                                              -----------       ------------
                                                 1996               1995
Revenues                                      -----------       ------------
      Vehicle sales                         $ 11,601,830       $ 10,887,688
      Parts and services                       1,219,822          1,092,168
      Financing and insurance income             215,801            101,813
                                              -----------       ------------
        Total revenues                        13,037,453         12,081,669
                                              -----------       ------------
Cost of sales
      Vehicle sales                            9,051,034          8,441,234
      Parts and services                         785,473            683,286
                                              -----------       ------------
        Total cost of sales                    9,836,507          9,124,520
                                              -----------       ------------
Gross profit on sales                          3,200,946          2,957,149

Selling, general and administrative expenses   3,326,881          2,789,746
                                              -----------       ------------
Operating income (loss)                         (125,935)           167,403
Other income (expense)
      Interest expense                          (234,018)           (69,705)
      Interest income                                  0                 66
                                              -----------       ------------
Income (loss) before income taxes               (359,953)            97,764
Provision for income taxes                             0                  0
                                              -----------       ------------
Income (loss) from continuing
operations before extraordinary
items and discontinued operations               (359,953)            97,764

Discontinued operations:
      Loss from discontinued
      vehicle rental division                   (430,282)        (1,697,238)
                                              -----------       ------------
      Net income (loss)                     $   (790,235)      $ (1,599,474)
                                              -----------       ------------
Earnings (loss) per common and common
equivalent share
      Continuing operations                 $      (0.03)      $       0.01
      Discontinued operations                      (0.03)             (0.21)
                                              -----------       ------------
      Net income (loss)                     $      (0.06)      $      (0.20)
                                              -----------       ------------

      Weighted average number of
      common shares outstanding               13,234,599          8,079,800
                                              -----------       ------------

           See accompanying note to consolidated financial statements

                      PACIFIC INTERNATIONAL SERVICES CORP
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)

                                                      Six Months Ended June 30
                                                  ---------------------------------
                                                     1996                  1995
                                                  -----------          ------------
Revenues
      Vehicle sales                             $ 22,545,310         $  20,516,660
      Parts and services                           2,481,791             2,137,342
      Financing and insurance income                 460,020               305,456
                                                  -----------          ------------
        Total revenues                            25,487,121            22,959,458
                                                  -----------          ------------
Cost of sales
      Vehicle sales                               17,626,022            15,879,599
      Parts and services                           1,585,221             1,314,674
                                                  -----------          ------------
        Total cost of sales                       19,211,243            17,194,273
                                                  -----------          ------------
Gross profit on sales                              6,275,878             5,765,185

Selling, general and administrative expenses       6,195,092             5,472,728
                                                  -----------          ------------
Operating income (loss)                               80,786               292,457
Other income (expense)
      Interest expense                              (465,391)             (140,570)
      Interest income                                      0                    66
                                                  -----------          ------------
Income (loss) before income taxes                   (384,605)              151,953
Provision  for income taxes                                0                     0
                                                  -----------          ------------
Income (loss) from continuing
operations before extraordinary
items and discontinued operations                   (384,605)              151,953

Discontinued operations:
      Loss from discontinued
      vehicle rental division                       (556,282)           (2,129,568)
                                                  -----------          ------------
      Net income (loss)                         $   (940,887)        $  (1,977,615)
                                                  -----------          ------------
Earnings (loss) per common and common
equivalent share
      Continuting operations                    $      (0.03)        $        0.02
      Discontinued operations                          (0.04)                (0.26)
                                                  -----------          ------------
      Net income (loss)                         $      (0.07)        $       (0.24)
                                                  -----------          ------------

      Weighted average number of
      common shares outstanding                   13,234,599             8,079,800
                                                  -----------          ------------

          See accompanying note to consolidated financial statements.

                      PACIFIC INTERNATIONAL SERVICES CORP.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                  Six Months Ended June 30
                                                                ----------------------------
                                                                    1996            1995
                                                                ------------     -----------
Cash flows from operating activities
     Net loss                                                      (940,887)     (1,977,615)
     Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
        Gain on sale of rental vehicles                                             710,042
        Depeciation of rental vehicles and amortization of
        related costs                                                             4,062,886
        Depreciation and amortization, other                        179,622         594,536
        Provision for loss on rental vehicles                                       399,897
        Provision for loss on receivables                                           369,237
        Provision for self insurance                                                103,994
        Changes in assets and liabilities
           Receivables                                           (2,127,986)     (2,424,546)
           Inventory                                              2,077,987      (4,276,575)
           Prepaid expenses and other assets                        (32,842)       (806,231)
           Accounts payable                                       2,184,327       2,030,120
           Accrued expenses and other liabilities                   419,827      (1,130,575)
           Notes payable for vehicle flooring                    (2,032,428)     13,609,831
                                                                ------------     -----------
        Net cash provided by (used in) operating activities        (272,380)     11,265,001
                                                                ------------     -----------
Cash flows from investing activities
        Proceeds from the sale of rental vehicles                    -           10,977,352
        Purchases of rental vehicles                                 -             (230,510)
        Proceeds from the sale of leasehold improvements,
        furniture and equipment                                      -              160,476
        Purchases of leasehold improvements, furniture              (57,898)       (274,864)
        and equipment
                                                                ------------     -----------
        Net cash provided by (used in) investing activities         (57,898)     10,632,454
                                                                ------------     -----------
Cash flows from financing activities
        Payments of notes payable and long-term debt               (121,768)    (22,301,485)
        Proceeds from note payable                                   62,807           -
                                                                ------------     -----------
        Net cash provided by (used in) financing activities         (58,961)    (22,301,485)
                                                                ------------     -----------

        Net decrease in cash                                       (389,239)       (404,030)
Cash at beginning of period                                         521,932         831,952
                                                                ------------     -----------
Cash at end of period                                               132,693         427,922
                                                                ============     ===========

           See accompanying note to consolidated financial statements

                      PACIFIC INTERNATIONAL SERVICES CORP
           Condensed Consolidated Statements of Cash Flows, continued


Supplemental schedule of noncash investing and financing activities:

                                                               Six Months Ended June 30,
                                                             -----------------------------
                                                                1996              1995
                                                             -----------       -----------
Senior debt incurred for additions to rental  vehicles     $      -          $    827,660

Rental vehicle purchases not yet financed                  $      -          $     39,688

Reduction of senior debt resulting from turnback
   rental vehicles                                                -          $(18,063,993)

Capital lease obligation incurred from purchase of         $    187,190             -
   equipment

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Pacific International Services Corp. ( the "Company") sold its vehicle rental division during December 1995. The results of operations of the vehicle rental division for the three months and six months ended June 30, 1996 and 1995, are shown separately in the consolidated statements of operations as a loss from discontinued operations. Losses from discontinued operations reported for the first six months of 1996 include approximately $251,000 in administrative expenses and $305,000 in legal and professional fees relating to the sale of the vehicle rental division.

Continuing operations reflected a loss of $359,953 for the three months ended June 30, 1996 and a profit of $97,764 for the three months ended June 30, 1995. The decline in profit from continuing operations is attributed to increase in selling, general and administrative expenses and an increase in interest expense, as discussed below.

The Company reported a consolidated net loss of $790,235 ($.06 per share) for the second quarter of 1996, as compared to a net loss of $1,599,474 ($ .20 per share) for the same quarter during 1995. The Company's consolidated revenues increased by $955,784 ( or 7.9%) for the second quarter of 1996 to $13,037,453 as compared to $12,081,669 for the same quarter in 1995. This increase was primarily due to the sale of higher priced vehicles in 1996, as the number of new vehicle units dropped from 281 in the second quarter of 1995 to 273 in the second quarter of 1996. Unit sales of used vehicles remained constant for both the second quarter of 1996 and 1995.

Gross profit from continuing operations increased by $243,797 or (or 8.2%) from $2,957,149 in the second quarter of 1995 to $3,200,946 during the second quarter of 1996, due primarily to a shift in the Company's focus from the quantity of units sold to the profit per unit sold. The Company was also successful in increasing sales of extended warranty plans during 1996.

Selling, general and administrative expenses increased by $537,135 from $2,789,746 for the second quarter of 1995 to $3,326,881 for the second quarter of 1996. The increase was primarily due to increases in sales commissions and revision of reserve estimates for the settlement of claims relating to prior periods.

Interest expense increased by $164,313 to $234,108 during the second quarter of 1996 from $69,705 during the same quarter in 1995. This increase was primarily due to interest on notes from the sale of the vehicle rental division, interest on additional used car flooring debt and interest from the Company's inability to pay down new car flooring debt promptly.

LIQUIDITY AND FINANCIAL CONDITION

The Company finances its new vehicles pursuant to lines of credit issued by the
Chrysler Corporation having a principal amount of up to $13.5 million.   These
loans bear interest at a floating rate equal to the prime rate plus 1%. Interest on loans pursuant to these lines of credit is payable monthly, and final maturity of such loans occurs upon sales of the related vehicles but no later than August of the year following the model year to which such loans apply. The Company had approximately $6,484,416 and $7,951,749 outstanding under these lines of credit at June 30, 1996 and 1995 respectively. Inventory levels and flooring debt at June 30, 1996 were significantly lower than at December 31, 1995 due to the seasonal decline in the availability of new vehicles.

In April 1996, Chrysler Financial Corporation extended an additional line of credit to the Company, secured by the Company's used car inventory. This line of credit permits borrowing up to the lesser of $1,000,000 or sixty-five percent (65%) of the Company's used car inventory. As of August 9, 1996, approximately $876,000 was outstanding under this line of credit. The credit agreement provided that the line of credit will be reduced to $750,000 in September 1996.

The significant increase in accounts receivable at June 30, 1996 as compared to December 31, 1995 was primarily due to an unusual buildup of contracts in transit. This buildup in turn triggered an increase in accounts payable.

As a result of the reduction in available cash and changes in Chrysler Financial Corporation's operating procedures in Hawaii, the Company has not been able to make required payments to Chrysler Financial Corporation on a timely basis. The Company is discussing a loan with Chrysler Corporation in order to cover the Company's cash needs. There is no assurance that Chrysler Financial Corporation will make such a loan and it may take action against the Company with respect to the line of credit, which could include termination of the line of credit and litigation. Such actions would have a material adverse effect on the Company's financial condition, and could jeopardize continued operations unless additional funds can be obtained from other sources. Management is actively pursuing additional funding from a bank, from new investors and is also negotiating the sale of some of the assets of one of its dealerships. Although Management believes its efforts will be successful, there is no assurance that the Company will be given the time by Chrysler Financial Corporation to obtain the necessary funding to forestall action by Chrysler Financial Corporation.

Part II.


Item 1.  Legal Proceedings.

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

                          PART 11.  OTHER INFORMATION




Item 6.        Exhibits and Reports on Form 8-K

                 (a) The Exhibits noted herein as previously filed are hereby incorporated as an exhibit to this document by this reference as reference as though set though set forth herein:

                          Exhibit 11 - Statement re: Computation of Earnings Per Share

                 (b)      None

                                   SIGNATURES



         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.


                                  PACIFIC INTERNATIONAL SERVICES CORP.



                                  By  /s/ Alan M. Robin
                                    -------------------------------------------
                                          Alan M. Robin
                                          President and Chief Executive Officer




                                  By /s/ Stephen Robin
                                    -------------------------------------------
                                         Stephen Robin
                                         Vice President




                                  By /s/ Dung Ngoc Le
                                    -------------------------------------------
                                         Dung Ngoc Le
                                         Acting Chief Financial Officer





August 10, 1996